Form 10-Q
period 1995-04-08
MUNSINGWEAR INC
filed 1995-05-19
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 8, 1995

                                       or

[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from         to


                          COMMISSION FILE NUMBER 1-63

                               MUNSINGWEAR, INC.
             (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                                           41-0429620
(State of Incorporation)                    (I.R.S. Employer Identification No.)

       8000 W. 78TH STREET, SUITE 400, MINNEAPOLIS, MINNESOTA    55439
              (Address of principal executive office)          (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (612) 943-5000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _x_ NO ___


The number of shares of common stock outstanding at April 8, 1995 was 2,026,768.



                               MUNSINGWEAR, INC.


                                     INDEX


                                                                        Page No.

PART I:  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets -
          April 8, 1995 and January 7, 1995............................    3

         Condensed Consolidated Statements of Operations
          for the Three Months ended April 8, 1995
          and April 2, 1994............................................    4

         Condensed Consolidated Statements of Cash Flows
          for the Three Months ended April 8, 1995
          and April 2, 1994............................................    5

         Notes to Condensed Consolidated Financial Statements..........    6

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations................    7


PART II: OTHER INFORMATION.............................................    9

         SIGNATURES....................................................   10


                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)


                                                                                       April 8,         January 7,
                                                                                         1995              1995
                                                                                      (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents........................................................ $      105       $       73
   Accounts receivable, less allowances of $538 and $442............................      9,891            5,138
   Inventories......................................................................     14,162           14,219
   Prepaid expenses and other.......................................................        946            1,286
      Total current assets..........................................................     25,104           20,716

Property, plant and equipment, less accumulated
   depreciation and amortization of $1,447 and $1,330...............................      2,372            2,276
Deferred taxes, net of valuation allowance of $11,151...............................      2,146            2,309
Trademarks, net of amortization of $1,076 and $1,010................................      4,371            4,437
                                                                                     $   33,993       $   29,738


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable......................................................... $    7,599       $    5,592
   Current maturities of long-term debt.............................................         20               19
   Accounts payable.................................................................      3,728            3,760
   Accrued payroll and employee benefits............................................        964            1,028
   Unearned royalty income..........................................................      3,305            3,159
   Other accrued expenses...........................................................        268              311
      Total current liabilities.....................................................     15,884           13,869

Long-term debt, less current maturities.............................................         33               38
Postretirement medical benefits.....................................................        312              312
Unearned royalty income.............................................................      2,157              200
                                                                                          2,502              550

Stockholders' equity:
   Common Stock, $.01 par value:
      Issued and issuable shares - 2,065,594........................................         21               21
   Capital in excess of par value...................................................     15,112           15,112
   Retained earnings................................................................        474              186
      Total stockholders' equity....................................................     15,607           15,319
                                                                                     $   33,993       $   29,738


See notes to condensed consolidated financial statements.


                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts unaudited and in thousands, except per share data)



                                                                         Three Months           Three Months
                                                                             Ended                  Ended
                                                                         April 8, 1995          April 2, 1994
REVENUES:
   Net sales...........................................................   $   14,622             $   12,211
   Royalties...........................................................        1,301                    970
                                                                              15,923                 13,181

EXPENSES:
   Cost of goods sold..................................................       11,599                  9,248
   Selling, general and administrative.................................        3,599                  2,982
                                                                              15,198                 12,230

OPERATING INCOME.......................................................          725                    951

Interest expense, net..................................................         (250)                   (77)
Other .................................................................            3                      2

Income before taxes....................................................          478                    876

Provision for income taxes.............................................          190                    333
   NET INCOME..........................................................   $      288             $      543

   NET INCOME PER COMMON SHARE.........................................   $     0.14             $     0.26

Weighted average number of shares of
   common stock........................................................        2,066                  2,066


See notes to condensed consolidated financial statements.


                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)


                                                                         Three Months           Three Months
                                                                             Ended                  Ended
                                                                         April 8, 1995          April 2, 1994
OPERATING ACTIVITIES
   Net income from operations...........................................  $      288             $      543
   Reconciling items:
      Depreciation and amortization.....................................         175                    179
      Provision for losses on accounts receivable.......................          50                     45
      Unearned royalty income...........................................       2,103                    565
      Utilization of net operating loss carryforwards...................         163                    309
      Changes in operating assets and liabilities:
         Receivables....................................................      (4,803)                (4,323)
         Inventories....................................................          57                  1,166
         Prepaid expenses...............................................         340                    332
         Accounts payable...............................................         (32)                  (484)
         Other current liabilities......................................        (107)                  (257)
         Net cash used in operating activities..........................      (1,766)                (1,925)

INVESTING ACTIVITIES
   Purchase of property, plant and equipment............................        (205)                   (86)
         Net cash used in investing activities..........................        (205)                   (86)

FINANCING ACTIVITIES
   Net change in short-term notes payable...............................       2,007                  1,826
   Principal payments on long-term debt
      and capital lease obligations.....................................          (4)                   (93)
         Net cash provided by financing activities......................       2,003                  1,733
         Decrease in cash and cash equivalents..........................          32                   (278)
   Cash and cash equivalents at beginning of period.....................          73                    441
         Cash and cash equivalents at end of period.....................  $      105             $      163


See notes to condensed consolidated financial statements.


                               MUNSINGWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Financial Statement Presentation

      The condensed consolidated financial statements for the three months ended April 8, 1995 of Munsingwear, Inc. (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1994 Annual Report to Stockholders and its 1994 Form 10-K.

      The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full fiscal year, since the Company typically reports disproportionately higher revenues in its first quarter due to the seasonality of its product line.

2.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                      (000's omitted)
                                                 April 8,          January 7,
                                                   1995               1995

      Raw materials........................       $ 2,032           $ 2,029
      Work in process......................         1,563             1,401
      Finished goods.......................        10,567            10,789
                                                  $14,162           $14,219


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FIRST QUARTER

TOTAL REVENUES for the quarter ended April 8, 1995, increased 21% over the comparable period last year as a result of increased business with chain stores, golf pro shops and the Company's new advertising premium/special markets channel of distribution, and additional income recognized in connection with the late 1994 re-negotiation of the Company's licenses with Fruit of the Loom. The Company's backlog of unfilled orders at the end of the first quarter was approximately $15,500,000 compared to $14,600,000 at the same time a year ago.

COST OF GOODS SOLD increased in total principally as a result of the increased volume. As a percent of net sales, gross margin dropped from 24.3% in 1994 to 20.7% in 1995 due to product mix and end-of-season markdowns. In addition, the Company continues to experience intense competition from other golf apparel suppliers and price resistance at retail remains strong.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES remained relatively unchanged as a percent of sales from the comparable period last year. Expenses increased $617,000 due to volume, costs related to upgrading the Company's management information systems and hiring of senior management positions which were vacant the first quarter of last year.

INTEREST EXPENSE increased $173,000 over the comparable period a year ago due to increased borrowings, primarily the result of higher inventories to support the Company's entry into the advertising premium/special markets channel of distribution which requires an "in-stock" inventory position.

At the beginning of fiscal 1995, the Company had $32,800,000 of net operating loss carryforwards for federal income tax purposes. In accordance with "Fresh Start Reporting", which was required as a result of the Company's 1991 reorganization, benefits from the utilization of these net operating loss carryforwards are recognized as a reduction in deferred taxes. For the first quarter of 1995, that reduction was $163,000 versus $309,000 for the comparable period a year ago.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources:
The financial condition of the Company is reflected in the following:

                                                       (000's omitted)
                                                  April 8,         January 7,
                                                    1995              1995

      Working capital......................       $ 9,220           $ 6,847
      Current ratio........................         1.6:1             1.5:1
      Stockholders' equity.................       $15,607           $15,319

As reported in the Statements of Cash Flows, operating activities during the first three months of 1995 used $1,766,000 of cash, primarily the result of increased receivables due to seasonally higher first quarter sales which were partially offset by cash advances received on license agreements. The net use of cash was financed through a $2,007,000 net increase in borrowings on the Company's revolving credit loan. At the end of the first quarter, the Company was in compliance with or had received waivers for all covenants on its bank line of credit.

Liquidity:
In reaction to the continued sluggish retail environment, retailers' expanded practice of waiting longer to commit orders and intense competition in the marketplace, management continues to be cautious in making inventory commitments for fashion merchandise. While planning to be more aggressive in the sale and movement of end-of-season merchandise, management expects higher total inventories and borrowing levels as compared to last year due to the need to maintain an "in-stock" inventory position in support of the new advertising premium/special markets business. Prospectively, management believes its financial resources are sufficient to meet current and anticipated needs.

Management continues to emphasize customer satisfaction, continually improving product quality, increasing product value and maintaining strategic positioning of its brands in existing and expanding channels of distribution.


                               MUNSINGWEAR, INC.

                           PART II: OTHER INFORMATION


Item 5:       Other Information

              None.

Item 6:       Exhibits and Reports on Form 8-K

              Exhibit 27 - Financial Data Schedule (For SEC use only).

                                   * * * * *


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Munsingwear, Inc.
                                           (Registrant)


Date:       May 22, 1995                   /s/Lowell M. Fisher
                                           Lowell M. Fisher
                                           President & CEO


                                           /s/Richard T. Brokl
                                           Richard T. Brokl
                                           Sr. Vice President, Operations & CFO