Form 10-Q
period 1995-07-08
MUNSINGWEAR INC
filed 1995-08-18
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 8, 1995

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to




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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [x] NO


The number of shares of common stock outstanding at July 8, 1995 was 2,026,768.



                               MUNSINGWEAR, INC.


                                     INDEX


                                                                        Page No.

PART I:  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets -
           July 8, 1995 and January 7, 1995.........................        3

         Condensed Consolidated Statements of Operations
           for the Six Months ended July 8, 1995
           and July 2, 1994.........................................        4

         Condensed Consolidated Statements of Cash Flows
           for the Six Months ended July 8, 1995
           and July 2, 1994.........................................        5

         Notes to Condensed Consolidated Financial Statements.......        6

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations............        7


PART II: OTHER INFORMATION..........................................       10

         SIGNATURES.................................................       11



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                           July 8,  January 7,
                                                            1995      1995
                                                        (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                               $    17   $    73
   Accounts receivable, less allowances of $554 and $442     8,719     5,138
   Inventories                                              14,813    14,219
   Prepaid expenses and other                                1,074     1,286
      Total current assets                                  24,623    20,716

Property, plant and equipment, less accumulated
   depreciation and amortization of $1,559 and $1,330        2,574     2,276
Deferred taxes, net of valuation allowance of $11,151        1,994     2,309
Trademarks, net of amortization of $1,142 and $1,010         4,305     4,437
                                                           $33,496   $29,738


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                $ 6,354   $ 5,592
   Current maturities of long-term debt                         20        19
   Accounts payable                                          4,709     3,760
   Accrued payroll and employee benefits                     1,054     1,028
   Unearned royalty income                                   3,198     3,159
   Other accrued expenses                                      494       311
      Total current liabilities                             15,829    13,869

Long-term debt, less current maturities                         33        38
Postretirement medical benefits                                312       312
Unearned royalty income                                      1,447       200
                                                             1,792       550

Stockholders' equity:
   Common Stock, $.01 par value:
      Issued and issuable shares - 2,065,594                    21        21
   Capital in excess of par value                           15,298    15,112
   Retained earnings                                           556       186
      Total stockholders' equity                            15,875    15,319
                                                           $33,496   $29,738


See notes to condensed consolidated financial statements.




                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts unaudited and in thousands, except per share data)




                                          Three Months Ended       Six Months Ended
                                          July 8,     July 2,     July 8,     July 2,
                                           1995        1994        1995        1994
REVENUES:
   Net sales                             $ 15,106    $ 11,315    $ 29,728    $ 23,526
   Royalties                                1,163         998       2,464       1,968
                                           16,269      12,313      32,192      25,494

EXPENSES:
   Cost of goods sold                      11,748       8,533      23,347      17,781
   Selling, general and administrative      3,355       3,169       6,954       6,151
   Restructuring costs                        400        --           400        --
                                           15,503      11,702      30,701      23,932

OPERATING INCOME                              766         611       1,491       1,562

Interest expense, net                        (308)        (58)       (558)       (135)
Other                                         (11)         19          (8)         21

Income before taxes                           447         572         925       1,448

Provision for income taxes                    179         219         369         552
   NET INCOME                            $    268    $    353    $    556    $    896

   NET INCOME PER COMMON SHARE           $   0.13    $   0.17    $   0.27    $   0.43

Weighted average number of shares of
   common stock                             2,066       2,066       2,066       2,066


See notes to condensed consolidated financial statements.



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)




                                                               Six Months  Six Months
                                                                 Ended       Ended
                                                                 July 8,     July 2,
                                                                  1995        1994
OPERATING ACTIVITIES
   Net income from operations                                    $   556    $   896
   Reconciling items:
      Depreciation and amortization                                  361        361
      Provision for losses on accounts receivable                     62         90
      Unearned royalty income                                      1,286        (70)
      Utilization of net operating loss carryforwards                315        504
      Changes in operating assets and liabilities:
         Receivables                                              (3,643)    (1,752)
         Inventories                                                (594)     2,859
         Prepaid expenses                                            212        108
         Accounts payable                                            949       (602)
         Other current liabilities                                   209        262
           Net cash (used in) provided by operating activities      (287)     2,656

INVESTING ACTIVITIES
   Purchase of property, plant and equipment                        (527)      (299)
           Net cash used in investing activities                    (527)      (299)

FINANCING ACTIVITIES
   Net change in line of credit borrowings                           762     (1,698)
   Principal payments on long-term debt
      and capital lease obligations                                   (4)      (256)
           Net cash (used in) provided by financing activities       758     (1,954)
   Increase (decrease) in cash and cash equivalents                  (56)       403
   Cash and cash equivalents at beginning of period                   73        441
   Cash and cash equivalents at end of period                    $    17    $   844


See notes to condensed consolidated financial statements.

                               MUNSINGWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Financial Statement Presentation

      The condensed consolidated financial statements for the six months ended July 8, 1995 of Munsingwear, Inc. (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

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

2.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:


                                                   (000's omitted)
                                              July 8,          January 7,
                                               1995               1995

      Raw materials....................       $ 2,265           $ 2,029
      Work in process..................         2,225             1,401
      Finished goods...................        10,323            10,789
                                              $14,813           $14,219



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS - SECOND QUARTER

TOTAL REVENUES for the quarter ended July 8, 1995, increased 32% over the comparable period last year as a result of increased business with golf pro shops, the Company's new premium/special markets channel of distribution, and additional income recognized in connection with the late 1994 re-negotiation of the Company's licenses with Fruit of the Loom.

For the first six months of 1995, revenues increased 26% over the comparable period last year. This growth was due to a 65% increase in sales to golf pro shops and an eight-fold increase in the premium/special markets business. The Company has experienced steady growth in its golf pro shop business during the past three years while the premium/special markets business increase is largely due to low sales during the first half of 1994 when that business was in a start-up phase. Through the first six months, business with department stores is flat compared to last year.

The Company's backlog of unfilled orders at the end of the second quarter was approximately $7,900,000 compared to $8,600,000 at the same time a year ago. Management believes the reduction in order backlog is the result of retailers' continued practice of very strict inventory control and delaying the placement of orders until the last possible moment. In addition, in the Company's premium/special markets business, orders are normally received less than 30 days prior to requested delivery.

In the second quarter and first six months, COST OF GOODS SOLD increased in total principally as a result of the increased volume. As a percent of net sales, second quarter gross margin dropped from 24.6% in 1994 to 22.2% in 1995. For the six months period, gross margin dropped from 24.4% of net sales in 1994 to 21.5% in 1995. This decrease was due to product mix and planned product enhancements without increasing prices and continued price resistance in the retail marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased over the prior year in both the second quarter and first six months as a result of volume-related expenses such as sales commissions and warehouse and distribution expense. However, as a percent of net sales, expenses decreased during the second quarter from 28% last year to 22.2% in 1995. In the first six months, these expenses dropped from 26.2% in 1994 to 23.4% this year.

RESTRUCTURING COSTS of $400,000 relate primarily to severance costs associated with staffing reductions. Management estimates that these reductions, the decision to not fill other positions, and other re-engineering programs will result in annual savings of $1,500,000 in selling, general and administrative expenses.

INTEREST EXPENSE increased over the comparable periods a year ago due to increased borrowings, primarily the result of the requirement to maintain higher inventory levels to support the Company's entry into the premium/special markets channel of distribution, which requires an "in-stock" inventory position. In addition, at July 8, 1995, the Company held a higher level of prior season merchandise than at the same time last year. Anticipated losses on the sale of this inventory are included in operating results for the six months ended July 8, 1995.

At the beginning of fiscal 1995, the Company had $32,800,000 of net operating loss carryforwards for federal income tax purposes. In accordance with "Fresh Start Reporting", which was required as a result of the Company's 1991 reorganization, benefits from the utilization of these net operating loss carryforwards are recognized as a reduction in the deferred tax asset.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources:
The financial condition of the Company is reflected in the following:

                                                    (000's omitted)
                                                July 8,         January 7,
                                                 1995              1995

      Working capital...................       $ 8,794           $ 6,847
      Current ratio.....................         1.6:1             1.5:1
      Stockholders' equity..............       $15,875           $15,319

As reported in the Statements of Cash Flows, operating activities during the first six months of 1995 used $287,000 of cash, primarily due to the effect of increased receivables from higher revenues and increased inventories to support the premium/special markets business. These uses of cash were offset by cash advances received on license agreements and higher accounts payable, the result of higher inventory levels. Capital expenditures relate primarily to installment of the Company's new management information system, which is planned to go on-line in the last quarter of 1995. Cash used in operating activities and capital expenditures were financed through a $762,000 net increase in borrowings on the Company's revolving credit loan. At the end of the second quarter, the Company was in compliance with all covenants on its bank line of credit.

Liquidity:
In reaction to the continued sluggish retail environment, retailers' expanded practice of waiting longer to commit orders, and intense competition in the marketplace, management continues to be cautious in making inventory commitments for fashion merchandise. Although planning to be more aggressive in the sale and movement of end-of-season merchandise, management still expects higher total inventories and borrowing levels as compared to last year due to the need to maintain an "in-stock" inventory position in support of the new premium/special markets business. Prospectively, management believes its financial resources are sufficient to meet current and anticipated short-term needs.

During the past four years, the Company has experienced relatively significant cash proceeds from licensing agreements. However, based upon terms of an existing agreement which provides for reduced minimum royalties based on licensee estimated sales, such revenues and cash proceeds are expected to decline starting in 1997. As a result, management has reorganized its licensing group and is placing increased emphasis on the renewal of existing license agreements and the establishment of new licenses. Management considers licensing to be vital to the continued market expansion of its well-established brands, trade names and trademarks.

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

         None.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Munsingwear, Inc.
                                          (Registrant)





Date: August 21, 1995                     /s/Lowell M. Fisher
                                          Lowell M. Fisher
                                          President & CEO


                                          /s/Richard T. Brokl
                                          Richard T. Brokl
                                          Exec. Vice President, Operations & CFO