Form 10-Q
period 1995-10-07
MUNSINGWEAR INC
filed 1995-11-20
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 7, 1995

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _X_ NO ___


The number of shares of common stock outstanding at October 7, 1995 was 2,026,768.




                               MUNSINGWEAR, INC.


                                     INDEX


                                                                        Page No.

PART I:  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets -
           October 7, 1995 and January 7, 1995.........................    3

         Condensed Consolidated Statements of Operations
           for the Nine months ended October 7, 1995
           and October 1, 1994.........................................    4

         Condensed Consolidated Statements of Cash Flows
           for the Nine months ended October 7, 1995
           and October 1, 1994.........................................    5

         Notes to Condensed Consolidated Financial Statements..........    6

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............    8


PART II: OTHER INFORMATION.............................................   11

         SIGNATURES....................................................   12

                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)



                                                         October 7,  January 7,
                                                            1995       1995
                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...........................   $    74   $    73
   Accounts receivable, less allowances of $506 and $442     6,797     5,138
   Inventories .........................................    17,052    14,219
   Prepaid expenses and other ..........................     1,434     1,286
      Total current assets .............................    25,357    20,716

Property, plant and equipment, less accumulated
   depreciation and amortization of $1,680 and $1,330 ..     2,886     2,276
Deferred taxes, net of valuation allowance of $11,151 ..     2,274     2,309
Trademarks, net of amortization of $1,207 and $1,010 ...     4,240     4,437
                                                           $34,757   $29,738


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable ............................   $ 9,983   $ 5,592
   Current maturities of long-term debt ................        21        19
   Accounts payable ....................................     3,729     3,760
   Accrued payroll and employee benefits ...............     1,157     1,028
   Unearned royalty income .............................     3,090     3,159
   Other accrued expenses ..............................       420       311
      Total current liabilities ........................    18,400    13,869

Long-term debt, less current maturities ................        23        38
Postretirement medical benefits ........................       312       312
Unearned royalty income ................................       715       200
                                                             1,050       550

Stockholders' equity:
   Common Stock, $.01 par value:
      Issued and issuable shares - 2,065,594 ...........        21        21
   Capital in excess of par value ......................    15,112    15,112
   Retained earnings ...................................       174       186
      Total stockholders' equity .......................    15,307    15,319
                                                           $34,757   $29,738


See notes to condensed consolidated financial statements.



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts unaudited and in thousands, except per share data)




                                             Three Months Ended       Nine months ended
                                            October 7,  October 1,  October 7,  October 1,
                                              1995        1994        1995        1994
REVENUES:
   Net sales ............................   $  9,906    $  5,287    $ 39,634    $ 28,813
   Royalties ............................      1,136       1,193       3,600       3,161
                                              11,042       6,480      43,234      31,974

EXPENSES:
   Cost of goods sold ...................      8,285       5,337      31,632      23,118
   Selling, general and administrative ..      3,304       2,829      10,258       8,980
   Restructuring costs ..................       --          --           400        --
                                              11,589       8,166      42,290      32,098

OPERATING INCOME (LOSS) .................       (547)     (1,686)        944        (124)

Interest expense, net ...................       (274)        (52)       (832)       (187)
Other ...................................          1           1          (7)         22

Income (loss) before taxes ..............       (820)     (1,737)        105        (289)

Provision for (benefit from) income taxes       (252)       (566)        117         (14)
   NET LOSS .............................   $   (568)   $ (1,171)   $    (12)   $   (275)

   NET LOSS PER COMMON SHARE ............   $  (0.27)   $  (0.57)   $  (0.01)   $  (0.13)

Weighted average number of shares of
   common stock .........................      2,066       2,066       2,066       2,066


See notes to condensed consolidated financial statements.




                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)




                                                            Nine Months Nine Months
                                                               Ended       Ended
                                                             October 7,  October 1,
                                                                1995        1994
OPERATING ACTIVITIES
   Net loss from operations ...............................   $   (12)   $  (275)
   Reconciling items:
      Depreciation and amortization .......................       546        541
      Provision for losses on accounts receivable .........       112        135
      Unearned royalty income .............................       446      3,830
      Utilization of net operating loss carryforwards .....        35        (87)
      Changes in operating assets and liabilities:
         Receivables ......................................    (1,771)    (3,067)
         Inventories ......................................    (2,833)    (2,709)
         Prepaid expenses .................................      (148)       (35)
         Accounts payable .................................       (31)     1,313
         Other current liabilities ........................       238        265
           Net cash used in operating activities ..........    (3,418)       (89)

INVESTING ACTIVITIES
   Purchase of property, plant and equipment ..............      (959)      (478)
           Net cash used in investing activities ..........      (959)      (478)

FINANCING ACTIVITIES
   Net change in line of credit borrowings ................     4,391        511
   Principal payments on long-term debt
      and capital lease obligations .......................       (13)      (265)
           Net cash provided by financing activities ......     4,378        246
           Increase (decrease) in cash and cash equivalents         1       (321)
Cash and cash equivalents at beginning of period ..........        73        441
Cash and cash equivalents at end of period ................   $    74    $   120


See notes to condensed consolidated financial statements.




                               MUNSINGWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Financial Statement Presentation

     The condensed consolidated financial statements for the nine months ended October 7, 1995 of Munsingwear, Inc. (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures included herein are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1994 Annual Report to Stockholders and its 1994 Form 10-K.

     The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full fiscal year, since the Company typically reports disproportionately higher revenues in its first and second quarters due to the seasonality of its product line.

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. These reclassifications had no effect on previously reported net loss or stockholders' equity.


2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:



                                                        (000's omitted)
                                                 October 7,          January 7,
                                                    1995               1995

      Raw materials........................       $ 1,503           $ 2,029
      Work in process......................         2,117             1,401
      Finished goods.......................        13,432            10,789
                                                  $17,052           $14,219



3.   Financing Arrangements

     The Company maintains a bank line of credit under which up to $25,000,000 is available for borrowings and letters of credit through September 1997. At October 7, 1995, borrowings were $9,983,000 and amounts utilized for outstanding letters of credit were $4,837,000. On October 7, 1995, additional availability on this bank line of credit was $814,000, and the Company was in compliance with or had received waivers for all related covenants.

4.   Recently Issued Accounting Standards

     Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1996. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS - THIRD QUARTER

TOTAL REVENUES for the quarter ended October 7, 1995, increased 70% over the comparable period last year as a result of increased business with golf pro shops and the Company's new special markets channel of distribution. Shipments to golf pro shops increased 69% while special markets volume was up 854%, both the result of management's focus on increasing volume in those channels of distribution.

For the first nine months of 1995, revenues increased 35% over the comparable period last year. This growth was due to a 66% increase in sales to golf pro shops and an eight-fold increase in the special markets business. The Company has experienced steady growth in its golf pro shop business during the past three years while the special markets business increase was largely reflective of low sales during the first half of 1994 when that business was in a start-up phase. Through the first nine months of 1995, business with department stores was flat compared to last year as a result of the Company's focus on doing business with selected, quality retailers.

The Company's backlog of unfilled orders at the end of the third quarter was approximately $14,400,000 compared to $17,000,000 at the same time a year ago. The reduction in order backlog is the result of the following:

      * Retailers' continued practice of very strict inventory control and delaying the placement of orders until the last possible moment.

      * In the Company's special markets and golf pro shop businesses, orders are normally received less than 30 days prior to requested delivery.

      *   The Company is reducing its business with wholesale clubs.

In the third quarter and first nine month periods, COST OF GOODS SOLD increased in total principally due to increased volume. As a percent of net sales, third quarter gross margin increased to 16.4% from -1% in 1994 when the Company recorded a $750,000 loss reserve in connection with a product recall. Without this loss reserve, 1994 gross margin would have been 13.3%, as a percent of sales. The gross margin improvement from 1994 was the result of improved margins in chain store business and product mix. The gross margin ratio for the nine month period increased from 19.8% in 1994 to 20.2% in 1995, primarily the result of the 1994 provision for product recall. Without the product recall reserve, 1994 gross margins through nine months would have been 22.4%. The decrease in gross margin ratio in 1995 vs. 1994 is due to the Company's decision to enhance the value of its products without increasing selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased over the prior year in both the third quarter and first nine month periods as a result of volume-related expenses such as sales commissions and warehouse and distribution expense. However, as a percent of revenues, expenses decreased during the third quarter from 43.7% last year to 29.9% in 1995. In the first nine months, these expenses dropped from 28.1% in 1994 to 23.7% this year.

RESTRUCTURING COSTS of $400,000 during the first nine months of 1995 relate primarily to severance costs associated with staffing reductions. As previously reported, management estimates that these reductions, the decision to not fill certain open positions, and other re-engineering programs will result in annual savings of $1,500,000 in selling, general and administrative expenses.

INTEREST EXPENSE increased over the comparable periods a year ago due to increased borrowings, primarily the result of the requirement to maintain higher inventory levels to support the Company's entry into the special markets channel of distribution, which requires an "in-stock" inventory position. In addition, at October 7, 1995, the Company held a higher level of prior season merchandise than at the same time last year. Anticipated losses on the sale of this prior season inventory were included in operating results for the nine months ended October 7, 1995.

At the beginning of fiscal 1995, the Company had $32,800,000 of net operating loss carryforwards for federal income tax purposes. In accordance with "Fresh Start Reporting", which was required as a result of the Company's 1991 reorganization, benefits from the utilization of these net operating loss carryforwards are recognized as a reduction in the deferred tax asset.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources:
The financial condition of the Company is reflected in the following:
                                                       (000's omitted)
                                                   October 7,      January 7,
                                                     1995             1995

      Working capital.......................       $ 6,957           $ 6,847
      Current ratio.........................         1.4:1             1.5:1
      Stockholders' equity..................       $15,307           $15,319

As reported in the Condensed Statements of Cash Flows, operating activities during the first nine months of 1995 used $3,418,000 of cash, primarily due to the effect of increased receivables as a result of higher revenues and increased inventory levels to support the special markets business. These uses of cash were partially offset by cash advances received on license agreements and non-cash expenses such as depreciation, amortization and bad debts. Capital expenditures related primarily to installment of the Company's new management information system, which went on-line immediately following the end of the third quarter. Management expects benefits of the new system to include improved order fulfillment and inventory management. Cash used in operating activities and capital expenditures were financed through a $4,391,000 net increase in borrowings on the Company's revolving credit loan.

For the first nine months of 1994, operating activities consumed $89,000 of cash, primarily the result of a $2,709,000 inventory buildup in response to the Company's planned growth in its golf pro shop and special markets businesses and the planned acceleration of the arrival of import goods for fourth quarter sales. This use of cash was generally offset by more aggressive management of accounts payable, which provided $1,313,000 of cash, and $3,830,000 of net royalty advances. During the first nine months, the Company invested $478,000 in capital equipment, primarily for manufacturing equipment in its Fairmont, North Carolina facility and management information systems. During the first nine months of 1994, the Company increased net borrowings on its line of credit facility by $511,000 and paid off $265,000 on long-term debt, primarily the final installment on an industrial revenue bond on its Fairmont, North Carolina facility.

Liquidity:

In reaction to the continued sluggish retail environment, retailers' expanded practice of waiting longer to commit orders, and intense competition in the marketplace, management continues to be cautious in making inventory commitments for fashion merchandise. Although planning to be more aggressive in the sale and movement of end-of-season merchandise, management still expects higher total inventories and borrowing levels as compared to last year due to the need to maintain an "in-stock" inventory position in support of the new special markets business. Prospectively, management believes its financial resources are sufficient to meet current needs.

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

Management continues to emphasize customer satisfaction, continually improving product quality, increasing product value and maintaining strategic positioning of its brands in existing and expanding channels of distribution. In addition, on September 22, 1995, the Company announced it would seek the services of an investment banker in an effort to increase shareholder value.



                               MUNSINGWEAR, INC.

                           PART II: OTHER INFORMATION




Item 5:   Other Information

          On September 26, 1995, Richard T. Brokl, Executive Vice President of Operations and Chief Financial Officer, resigned from the Company.

Item 6:   Exhibits and Reports on Form 8-K

          None.



                                   * * * * *


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Munsingwear, Inc.
                                                   (Registrant)





Date:      November 20, 1995                       /s/Lowell M. Fisher
                                                   Lowell M. Fisher
                                                   President & CEO


                                                   /s/James S. Bury
                                                   James S. Bury
                                                   Vice President, Controller