Form 10-K
period 1996-01-06
MUNSINGWEAR INC
filed 1996-04-17
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE FISCAL YEAR ENDED JANUARY 6, 1996         COMMISSION FILE NUMBER 1-63

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange
    Title of each class                            on which registered
    -------------------                            -------------------
 Common Stock, $.01 par value                     New York Stock Exchange
Preferred share purchase rights                   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _X_ NO ___

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant at April 1, 1996 was $9,384,000, based upon the closing price of $7.25 per share on that date.

     The number of shares of common stock outstanding at April 1, 1996 was 2,037,078.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Documents incorporated in part by reference in Parts I and II of this report: Portions of Munsingwear, Inc. 1995 Annual Report to Stockholders for the fiscal year ended January 6, 1996.

     Documents incorporated in part by reference in Part III of this report:
Portions of definitive proxy statement for the 1996 Annual Meeting of Stockholders.

     This Form 10-K consists of 57 total pages: The exhibit index is on page
18.

                                     PART I




Item 1. Business

A.   GENERAL DEVELOPMENT OF BUSINESS

     The Company was incorporated under the laws of Delaware in 1923 as the successor to a business founded in 1886. The Company's principal executive offices are located at 8000 West 78th Street, Suite 400, Minneapolis, Minnesota 55439, and its telephone number is (612) 943-5000. As used in this document, the term "Company" refers to Munsingwear, Inc. and its subsidiaries unless otherwise noted or indicated by the context. At January 6, 1996, the Company had one subsidiary, Munsingwear UK Limited, which was idled in 1994.

     After suffering a severely weakened financial condition, primarily due to losses of $89,243,000 during the years 1989 through 1990, the Company, on July 3, 1991, filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code, together with a proposed Plan of Reorganization. The Company emerged from bankruptcy on October 29, 1991.

     Prior to the reductions in operations implemented during 1989 through 1991, the Company designed, manufactured and distributed a broad range of men's, women's and children's apparel through several operating divisions and subsidiaries. Today the Company's operations consist of what was formerly the Men's Apparel Division and sells primarily men's knit sport shirts under the following major brands or labels: Munsingwear(R), Grand Slam(R), Grand Slam Tour(TM), Penguin Sport(TM) and Slammer(R). In addition, the Company licenses its trade names and trademarks for use in a variety of products.

     In the recent two fiscal years, the Company's sales by channel of distribution have undergone significant change. In 1995, sales to premium/special markets and golf pro shop customers, collectively, represented 40% of total Company sales as compared to less than 10% in 1993. This is the result of management's attempt to reduce the Company's reliance on sales to traditional retail apparel channels of distribution where heavy promotional pricing, discounting and advertising activities are required.

     In late 1995, the Company retained the services of an investment banking firm to explore a range of opportunities to maximize shareholder value. Among the options under consideration is the potential sale of license rights for the manufacture and merchandising of product which bears certain of the Company's trademarks and trade names, as well as the sale of certain trademarks and trade names in various markets. There is no assurance that any of these options presently being considered will be completed.

B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment, apparel manufacturing. As of January 6, 1996, the Company's foreign operations were not material.

C.   NARRATIVE DESCRIPTION OF BUSINESS

     Principal Products:

     The Company sells primarily men's knit sport shirts under four major brands or labels: Grand Slam(R), Grand Slam Tour(TM), Munsingwear(R), and Penguin Sport(TM). Grand Slam(R) and Penguin Sport(TM) products are sold primarily to department stores, specialty stores and Sears. Munsingwear(R) products are sold primarily to premium/special markets customers and to national chain stores, such as Montgomery Ward. Grand Slam Tour(TM) is sold primarily through golf pro shops.

     Sources and Availability of Raw Materials and Products:

     Approximately 60% of the Company's products are manufactured domestically. The other 40% is sourced primarily from manufacturers in the Far East through a relationship with Associated Merchandising Corporation (AMC). The Company also sources some product through the 807 program in the Caribbean Basin. The principal raw materials used in the domestic production process are cotton, synthetic and cotton/synthetic blended goods obtained principally from United States sources. The Company purchases most of its piece goods from approximately ten sources. There are currently no major problems in availability of raw materials and alternative sources are available. The Company's Fairmont, NC manufacturing facility includes a raw material warehouse, cutting, sewing and embroidery operations, and a finished goods distribution center. The Company also utilizes contract sewing manufacturers in close proximity to its North Carolina facility to meet demand during peak production periods. All products, both domestically and offshore produced, are distributed to customers from the North Carolina facility.

     Trademarks and Trade Names:

     In 1991, management initiated the strategy to actively pursue licensing as a vital part of the Company's growth plan. During the period 1991 through 1993, the Company entered into eleven license agreements, and in 1994, renegotiated its licenses with Fruit of the Loom which, among other things, extended the original agreement for twenty-five years. In 1995, the Company entered into four additional license agreements. Management intends to continue development of its licensing programs and believes that its advertising, styling and brand name identification established over many years are important to the competitive position of the Company. The Company has the following license agreements:

     * A license with Fruit of the Loom, Inc. to market underwear and activewear.

     *    A license with a New York entity to market sleepwear.

     * Five licenses with Montgomery Ward to market men's pants, outerwear, accessories, dresswear and shirts.

     *    A license with a Canadian corporation to market knit shirts.

     * A license with a North Carolina entity to market men's and boys' hosiery.

     * A license with a Peoples Republic of China entity to market a variety of clothing and accessories.

     *    A license with a South Carolina entity to market sweaters.

     *    A license with a Missouri entity to market outerwear.

     *    A license with a New York entity to market woven shirts.

     *    A license with a South African entity for apparel.

     Management's emphasis on licensing activities in recent years has led to a dramatic increase in the Company's royalty income, from $1,162,000 in 1991 to $4,609,000 in 1995.

     Seasonal Aspects of the Business:

     Sales of the Company's products can vary significantly by season, with peak shipments normally occurring in the first and second quarters of the fiscal year.

     Working Capital Practices:

     The Company maintains a secured bank line of credit to meet its working capital needs. Peak borrowings under this agreement normally occur in the first six months of the year during the heavier shipping period and during the fourth quarter when inventories are increased to meet the additional first and second quarter sales volume. Seasonal increases in inventory are normal for the apparel manufacturing industry. The bank line of credit is also used for letters of credit that are required for generally all of the Company's purchases from offshore sources. The Company allows returns of merchandise as a result of shipping errors, damaged merchandise and for other reasons. Returns have been less than 4% of sales in each of the past two years.

     Customers:

     The Company sells to approximately 4,500 customers. Sales to Sam's Club (a division of Wal-Mart Stores, Inc.) in 1994 and 1993 were 16% and 21%, respectively, of net sales. In 1995, no single customer represented more than 10% of total Company sales.

     Backlog of Orders:

     The Company's backlog of unfilled orders at January 6, 1996 was approximately $15,600,000 as compared to $18,800,000 a year ago. The decrease was due primarily to management's emphasis on reducing reliance on traditional retail apparel customers. The unfilled order backlog consists of orders received for subsequent delivery. However, since it includes orders subject to change for color, size, stock adjustments, extension of delivery dates and cancellation, the unfilled order backlog does not necessarily relate directly to future sales.

     Competition:

     The apparel industry in the United States is highly competitive and characterized by a relatively small number of broad-line companies and a large number of specialty manufacturers. In addition, there are unbranded and private label competitors as well as numerous, small specialty manufacturers competing with the Company. The principal methods of competition in the apparel industry are pricing, styling, quality (both in material and production), inventory replenishment programs and customer service. The Company seeks to maintain its competitive position in the markets in which it operates through the use of all these methods.

     Research and Development:

     The Company is involved in limited experimental research activities related to the development of new fabrics and production methods. Research and development expenses, other than for product design, are not significant.

     Environmental Considerations:

     The Company's manufacturing operations are subject to various federal, state and local laws restricting the discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. In 1995, the Company's capital expenditures for environmental control facilities were not significant, and no significant capital expenditures related to environmental issues are projected in 1996.

     Employees:

     As of January 6, 1996, there were 343 employees, none of whom were represented by a union.

D.   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Sales to unaffiliated foreign customers located outside the United States and its territories for the past three years were not significant.


Item 2. Properties

     At January 6, 1996, the Company occupied the following properties:
                                                       Approximate
                                           Square       Percentage    Lease
Property                                   Footage       Utilized    Expires
- --------                                   -------       --------    -------
Minneapolis, MN - Headquarters            29,200              50      1996

Fairmont, NC - Cutting and
 sewing plant, warehouse and
 distribution center                     139,100             100      Owned

New York, NY - Sales office/showroom       1,000             100      1997

Dallas, TX - Sales office/showroom           500             100      1996

     Management considers facilities adequate for current operations. At January 6, 1996, no facilities were occupied under capitalized leases.


Item 3. Legal Proceedings

     None of a significant nature.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

The following information is furnished with respect to the Company's executive officers as of the date hereof, pursuant to Item 401(b) of Regulation S-K. Each of the officers has been appointed to serve in his respective office until his successor has been elected.


                                                                                     Officer
Name and Age             Position                                                     Since

Lowell M. Fisher (63)    Director of the Company; President and Chief                   1993
                         Executive Officer of the Company, October 1993 to
                         present; President of Chairman & CEO, Inc. (management
                         consulting firm), April 1990 to October 1993;
                         previously Chairman and Chief Executive Officer of
                         10,000 Holdings, Inc. (retail auto parts stores),
                         January 1989 to April 1990; Senior Vice President of
                         the Company, October 1987 to January 1989.

David E. Berg (39)       Executive Vice President, Sales & Marketing of the             1995
                         Company, May 1995 to present; Vice President, General
                         Manager, Special Markets, October 1993 to May 1995;
                         Vice President, National Sales Manager, Retail Division,
                         January 1990 to October 1993; Vice President, General
                         Manager, Furnishings Division, February 1989 to January
                         1990.

James S. Bury (52)       Vice President and Controller of the Company, 1990 to          1990
                         present; Corporate Controller, August 1989 to May 1990;
                         Vice President Finance, Men's Apparel Division, February
                         1988 to August 1989.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The information required under this caption is incorporated herein by reference to pages 6 and 16 of the 1995 Annual Report to Stockholders. As of March 31, 1996, the Registrant had 873 shareholders of record (excluding beneficial owners of shares held in nominees' accounts).

Item 6. Selected Financial Data

     The information required under this caption is incorporated herein by reference to page 16 of the 1995 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this caption is incorporated herein by reference to pages 3 through 6 of the 1995 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data

     The information required under this caption is incorporated herein by reference to pages 7 through 16 of the 1995 Annual Report to Stockholders.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     A. Identification of Directors. The information required under this caption is incorporated by reference to the information set forth under the caption "Election of Directors" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of Registrant's fiscal year ended January 6, 1996.

     B.   Executive Officers is included in Part I of this Report.

Item 11. Executive Compensation

     The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 6, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this caption is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 6, 1996.

Item 13. Certain Relationships and Related Transactions

     The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed within 120 days of the Registrant's fiscal year ended January 6, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

          1. Financial statements, included in cited pages of the 1995 Annual Report to Stockholders, are incorporated by reference in Item 8:

               - Consolidated Statements of Operations for the three years ended January 6, 1996, January 7, 1995 and January 1, 1994 (page 7).

               - Consolidated Balance Sheets as of January 6, 1996 and January 7, 1995 (page 8).

               - Consolidated Statements of Cash Flows for the three years ended January 6, 1996, January 7, 1995 and January 1, 1994 (page 9).

               - Consolidated Statements of Changes in Stockholders' Equity for the period January 2, 1993 to January 6, 1996 (page 10).

               -    Notes to Consolidated Financial Statements (pages 11 through
                    16).

               -    Report of Independent Public Accountants (page 16).

          2. Financial Statement Schedules for the three years ended January 6, 1996, January 7, 1995 and January 1, 1994.

               - Schedule II - Valuation and Qualifying Accounts, pages 13-15 of this report.

               - Report of Independent Public Accountants on Schedules, page 16 of this report.

               - All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.


          3.   Exhibits:

               - Exhibit 2 - Plan of Reorganization, as confirmed October 1, 1991 by the United States Bankruptcy Court.(2)

               - Exhibit 3 - Restated Certificate of Incorporation and By-Laws, as amended.(2)(4)

               - Exhibit 4 - Instruments Defining the Rights of Security Holders - Form of Rights Agreement, incorporated by reference to Registration Statements on Form 8-A, as amended, dated November 6, 1987, File No. 1-63.

               - Exhibit 10 - Material Contracts (Management Contracts or Compensatory Plans or Agreements):

                    (A) Employment Agreement with James S. Bury dated April 24, 1990.(1)

                    (B)  The Registrant's 1991 Stock Plan, as amended.(3)

                    (C) Employment Agreement with Lowell M. Fisher dated May 1, 1995.(5)

                    (D) Amendment No. 1 to Employment Agreement with Lowell M. Fisher dated January 30, 1996.(5)

                    (E) Director Stock Option Agreement with Thomas D. Gleason dated September 22, 1995.(5)

                    (F) Director Stock Option Agreement with Thomas D. Gleason dated January 30, 1996.(5)

               -    Exhibit 10 - Material Contracts (Other):

                    (G) Restated License Agreement, dated September 21, 1994, between the Registrant and Union Underwear Company, Inc.(3)

                    (H)(i) Loan and Security Agreement, dated September 21,
                         1994, between the Registrant and LaSalle National Bank.(3)

                    (H)(ii) Amendment to Loan and Security Agreement, dated
                         January 2, 1996 between the Registrant and LaSalle National Bank.(5)

                    (H)(iii) Amendment to Loan and Security Agreement, dated
                         April 3, 1996 between the Registrant and LaSalle National Bank.(5)

               - Exhibit 13 - Munsingwear, Inc. 1995 Annual Report to Stockholders - Such report, except for those portions thereof which are expressly incorporated by reference in this report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing.(5)

               -    Exhibit 21 - Subsidiaries of the Registrant.(5)

               -    Exhibit 23 - Consent of Independent Public Accountants.(5)

                    (1) Incorporated herein by reference to Exhibit 10(N) of the Registrant's Annual Report on Form 10-K for the year ended January 5, 1991 (File No. 1-63).

                    (2) Incorporated herein by reference to Exhibits 2 and 3, respectively, of the Registrant's Annual Report on Form 10-K for the year ended January 4, 1992 (File No. 1-63).

                    (3) Incorporated herein by reference to Exhibits 10(E), (G) and (H) respectively of the Registrant's Annual Report on Form 10-K for the year ended January 7, 1995 (File 1-63).

                    (4) Incorporated herein by reference to Form 8-K, dated August 1, 1995 (File No. 1-63).

                    (5)  Filed herewith.

(b)  REPORTS ON FORM 8-K: None.

(c)  EXHIBITS: Reference is made to Item 14(a)(3).

(d)  SCHEDULES: Reference is made to Item 14(a)(2).


                                                                     SCHEDULE II


                                MUNSINGWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 6, 1996





Column A              Column B          Column C            Column D        Column E
- --------              --------          --------            --------        --------
                                        Additions
                                   ----------------------
                       Balance     Charged to
                       Beginning   Costs and   Charged to                   Balance at
Description            of Year     Expenses    Net Sales   Deductions       End of Year
- -----------            -------     --------    ---------   ----------       -----------
Allowances deducted
 from trade
 receivables

  Allowance for cash
  discounts and
  other customer
  credits              $   192,000   $    (8,000)   $   250,000   $   215,000 (a)   $   219,000

  Allowance for
  doubtful accounts        200,000      (162,000)             0      (120,000)(b)       242,000

  Allowance for
  returns                   50,000             0      1,972,000     1,972,000 (c)        50,000
                       -----------   -----------    -----------   -----------       -----------
                       $   442,000   $   154,000    $ 2,222,000   $ 2,307,000       $   511,000
                       ===========   ===========    ===========   ===========       ===========
Reserve for
  Facility Closing     $    37,000   $   (23,000)   $         0   $    14,000       $         0
                       ===========   ===========    ===========   ===========       ===========
Reserve for
  Restructuring        $         0   $   519,000    $         0   $   326,000       $   193,000
                       ===========   ===========    ===========   ===========       ===========



Notes:

(a)  Discounts allowed and other credits to customers' accounts receivable.

(b)  Uncollectible accounts written off, net of recoveries.

(c)  Returns applied to customers' accounts receivable.
                                                                     SCHEDULE II


                                MUNSINGWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 7, 1995



Column A                   Column B           Column C            Column D          Column E
- --------                   --------           --------            --------          --------
                                              Additions
                                       ----------------------
                           Balance     Charged to
                           Beginning   Costs and     Charged to                     Balance at
Description                of Year     Expenses      Net Sales    Deductions        End of Year
- -----------                -------     --------      ---------    ----------        -----------
Allowances deducted
 from trade
 receivables

  Allowance for cash
  discounts and other
  customer credits        $  272,000   $    5,000    $  461,000   $  546,000(a)     $  192,000

  Allowance for
  doubtful accounts          262,000      142,000             0      204,000(b)        200,000

  Allowance for
  returns                     50,000            0     1,113,000    1,113,000(c)         50,000
                          ----------   ----------    ----------   ----------        ----------
                          $  584,000   $  147,000    $1,574,000   $1,863,000        $  442,000
                          ==========   ==========    ==========   ==========        ==========
Reserve for
 facility closings        $  450,000   $ (100,000)   $        0   $  313,000        $   37,000
                          ==========   ==========    ==========   ==========        ==========

Notes:

(a)  Discounts allowed and other credits to customers' accounts receivable.

(b)  Uncollectible accounts written off, net of recoveries.

(c)  Returns applied to customers' accounts receivable.


                                MUNSINGWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 1, 1994






Column A                  Column B             Column C             Column D       Column E
- --------                  --------             --------             --------       --------
                                               Additions
                                        -----------------------
                          Balance      Charged to
                          Beginning    Costs and      Charged to                    Balance at
Description               of Year      Expenses       Net Sales     Deductions      End of Year
- -----------               -------      --------       ---------     ----------      -----------
Allowances deducted
 from trade receivables

  Allowance for cash
  discounts and other
  customer credits        $  117,000   $   (6,000)    $  699,000    $  538,000(a)   $  272,000

  Allowance for
  doubtful accounts          150,000      204,000              0        92,000(b)      262,000

  Allowance for
  returns                     50,000            0        860,000       860,000(c)       50,000
                          ----------   ----------     ----------    ----------      ----------
                          $  317,000   $  198,000     $1,559,000    $1,490,000      $  584,000
                          ==========   ==========     ==========    ==========      ==========

Reserve for
 facility closings        $        0   $  450,000     $        0    $        0      $  450,000
                          ==========   ==========     ==========    ==========      ==========


Notes:

(a)  Discounts allowed and other credits to customers' accounts receivable.

(b)  Uncollectible accounts written off, net of recoveries.

(c)  Returns applied to customers' accounts receivable.



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Munsingwear, Inc. included in the Company's annual report to stockholders included in this Form 10-K and have issued our report thereon dated April 5, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/Arthur Anderson LLP

Minneapolis, Minnesota
April 5, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                             MUNSINGWEAR, INC.

Date:       April 16, 1996                   By:  /s/Lowell M. Fisher
                                                  Lowell M. Fisher,
                                                  President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME                                                         TITLE
- ----                                                         -----

 /s/Lowell M. Fisher                                         President and Chief Executive Officer           April 16, 1996
Lowell M. Fisher                                             (principal executive officer) and
                                                             Director

 /s/James S. Bury                                            Vice President Controller                       April 16, 1996


 /s/C. D. Anderson                                           Director                                        April 16, 1996
C. D. Anderson


 /s/Keith A. Benson                                          Director                                        April 16, 1996
Keith A. Benson


 /s/Thomas D. Gleason                                        Chairman of the Board and Director              April 16, 1996
Thomas D. Gleason


 /s/Gerald E. Magnuson                                       Director                                        April 16, 1996
Gerald E. Magnuson


 /s/Kevin S. Moore                                           Director                                        April 16, 1996
Kevin S. Moore


 /s/William J. Morgan                                        Director                                        April 16, 1996
William J. Morgan


 /s/Michael A. Raskin                                        Director                                        April 16, 1996
Michael A. Raskin


 /s/Mark B. Vittert                                          Director                                        April 16, 1996
Mark Vittert


                                  EXHIBIT INDEX

         Exhibit No.           Exhibit                                                         Page No.


          10   (C)             Employment Agreement with Lowell M. Fisher.                         19-24


          10   (D)             Amendment No. 1 to Employment Agreement with Lowell M.              25-26
                               Fisher.


          10   (E)             Director Stock Option Agreement with Thomas D. Gleason.             27-28


          10   (F)             Director Stock Option Agreement with Thomas D. Gleason.             29-30


          10   (H)(ii)         Amendment to Loan and Security Agreement with LaSalle               31-34
                               National Bank.


          10   (H)(iii)        Amendment to Loan and Security Agreement with LaSalle               35-36
                               National Bank.


          13                   Munsingwear, Inc. 1995 Annual Report to Stockholders.               37-55


          21                   Subsidiaries of the Registrant.                                        56


          23                   Consent of Independent Public Accountants.                             57
