Form 10-K/A
period 1996-01-06
MUNSINGWEAR INC
filed 1996-05-02
CIK 69067

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------



                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              --------------------

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _X_ NO ___

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant at April 15, 1996 was $9,264,794 based upon the closing price of $7.00 per share on that date.

      The number of share of common stock outstanding at April 15, 1996 was 2,058,078.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

                              --------------------


                    This Form 10-K/A consists of ____ pages.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A. IDENTIFICATION OF DIRECTORS.

      The names and ages of the directors and their principal occupations are set forth below, based upon information furnished to the Company by such persons. Unless otherwise indicated, each of the directors has held their respective identified positions for more than the past five years.

                                                                             Director
Name and Age               Principal Occupation and Other Directorships        Since
C.D. Anderson              Chairman of Anderson Capital Management, Inc.        1991
(54)                       (investment management firm); Director/Trustee
                           of G.T. Global Mutual Funds; Chairman and CEO,
                           Plantagenet Holdings, Ltd.; Director of various
                           private companies.

Keith A. Benson            President of Music Stores Division of Musicland      1993
(52)                       Stores Corporation (retail stores); Director of
                           Musicland Stores Corporation.

Lowell M. Fisher, Jr.      President and Chief Executive Officer of the         1990
(63)                       Company, October, 1993 to present; President
                           of Chairman and CEO, Inc. (management consulting
                           firm), April 1990 to October 1993; Chairman and
                           Chief Executive Officer of 10,000 Holdings, Inc.
                           (retail auto parts stores), January 1989 to April
                           1990; Senior Vice President of the Company, October
                           1987 to January 1989.

Thomas D. Gleason          Chairman of the Company's Board of Directors; Vice   1995
(60)                       Chairman of Wolverine World Wide, Inc. (footwear
                           manufacturing and marketing), 1993 through April 17,
                           1996; Chief Executive Officer of Wolverine World
                           Wide, Inc. from 1972 to 1993; Director of Huffy
                           Corp. and Foremost Corp. of America.

Gerald E. Magnuson         Of Counsel to Lindquist & Vennum PLLP (law firm);    1982
(65)                       Partner of Lindquist & Vennum PLLP to December
                           1994; Director of Research, Incorporated, Sheldahl,
                           Inc. and Washington Scientific Industries, Inc.

Kevin S. Moore             Vice President and Chief Financial Officer of The    1996
(41)                       Clark Estates, Inc. (investment management firm);
                           Director of Hitox Corporation of America and
                           Ducommun, Incorporated.

William J. Morgan          President and director of Pacholder Associates,      1996
(41)                       Inc. (registered investment advisor), 1984 to
                           present; Director of ICO, Inc., USF&G Pacholder
                           Fund, Inc., Duckwall Alco Stores, Inc. and Kaiser
                           Resources, Inc.

Michael A. Raskin          Private Investor and Business Adviser; Chairman of   1991
(71)                       ACA Joe International (apparel manufacturer), 1983
                           to 1986; Chairman of Inmar Corporation (marketing
                           and distribution company), 1981 to 1983; President
                           of Joseph Magnin (apparel retailer), 1978 to 1980;
                           Director of various private companies.

Mark B. Vittert            Private Investor; Director of Lee Enterprises, Inc.  1994
(48)                       and Dave & Busters, Inc.


      Prior to March 1, 1996, non-employee members of the Board of Directors were paid an annual fee of $12,000 plus $750 for each meeting of the Board and $500 for each committee meeting attended. Effective March 1, 1996, the Board of Directors reduced the compensation to a $10,000 annual fee plus $750 for each regular meeting of the Board, $500 for each committee meeting held more than 24 hours before or after a regular Board meeting, $150 for each committee meeting held within 24 hours of a Board meeting and $150 for each telephonic meeting. Mr. Gleason receives a fee of $41,667 per annum for serving as Chairman and was granted options to purchase 5,000 shares upon election to the Board and 10,000 shares upon appointment as Chairman, all at an exercise price of $7.50 per share and on terms substantially equivalent to the director options described below. Under the 1991 Stock Plan, which was merged with the 1992 Director Stock Option Plan by the stockholders on May 19, 1994, all non-employee directors of the Company who are elected or re-elected as a director at an annual or special meeting of the stockholders or are serving an unexpired term as a director on the date of an annual meeting at which any other director is elected automatically receive five-year non-qualified stock options to purchase 5,000 shares of the Company's Common Stock with the exercise price equal to the fair market value of the Company's Common Stock on such date.

      Based upon its review of Forms, 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, the Company believes all of such forms were filed on a timely basis by the reporting persons, except that David E. Berg, Executive Vice President, Sales & Marketing of the Company, filed a late Form 3.

      B.    EXECUTIVE OFFICERS IS INCLUDED IN PART I OF THIS REPORT

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table shows, for fiscal years 1995, 1994 and 1993, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Lowell M. Fisher, Jr., the Company's Chief Executive Officer, and to each of the other executive officers of the Company who received more than $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE


                                               Annual  Compensation                Long-Term
                                        ---------------------------------------   Compensation
                                                                    Other           Awards
                                                                    Annual          Options          All Other
Principal Position             Year     Salary($)    Bonus($)   Compensation(1)       (#)        Compensation($)(2)
- ------------------             ----     ---------    --------   ---------------       ---        ------------------
Lowell M. Fisher, Jr.          1995      175,000         --           3,039            35,000         3,703
 Chief Executive Officer       1994      178,798         --              --                --           644
                               1993       46,450         --              --           100,000(3)     64,148

David E. Berg                  1995      149,442         --              --             5,000         3,572
 Executive Vice President      1994           --         --              --                --            --
 of Sales and Marketing        1993           --         --              --                --            --

Richard Brokl(4)               1995      141,912         --              21            25,000         1,436
 Executive Vice President-     1994           --         --              --                --            --
 Operations and Chief          1993           --         --              --                --            --
 Financial Officer

James S. Bury                  1995      116,000         --              --             3,000         4,882
 Vice President and            1994      116,000         --              --                --         2,070
 Controller                    1993      116,000      4,350              --                --         1,843

Robert L. Horwitz(4)           1995      175,000         --              --                --         3,316
 Executive Vice President-     1994      132,000         --              --            17,500       115,797
 Merchandising                 1993           --         --              --                --            --


(1)   Reflects amounts reimbursed during fiscal 1995 for the payment of taxes.

(2) Includes Company contributions to the Company's retirement plan, as well as premiums paid for term life insurance. For fiscal 1995, the Company's contributions to the retirement plan for Messrs. Fisher, Berg, Bury and Horwitz totaled $3,001, $2,939, $2,499 and $2,143, respectively, and the balance for all named executives reflects term life insurance premiums. The amount indicated for Mr. Fisher in 1993 reflects fees paid to a company controlled by Mr. Fisher for consulting services to the Company which were performed by Mr. Fisher during the period from July 21, 1993 through October 21, 1993. Fees paid Mr. Fisher prior to October 22, 1993 for services as a Non-Employee Director are excluded from all years.

(3) Excludes options to purchase 2,000 shares granted in each of fiscal 1993 and 1992 pursuant to the 1992 Directors Stock Option Plan while Mr. Fisher was a Non-Employee Director.

(4) The employment of Messrs. Brokl and Horwitz was terminated as of September 26, 1995 and March 22, 1996, respectively.

      In connection with the employment of Mr. Horwitz in 1994, the Company loaned Mr. Horwitz $89,000 for the purchase of a home in the Twin Cities, and Mr. Horwitz issued two promissory notes to the Company. One of the notes, in the principal amount of $50,000, is due and payable on or before August 15, 1997 and bears no interest. The other promissory note, in the amount of $39,000, bears interest at the rate of 9% per annum, and is due and payable through deductions from Mr. Horwitz's incentive compensation over a five-year period, commencing on August 15, 1994. These loans remain outstanding as of the date of this Report.


EMPLOYMENT AGREEMENTS

      The Company entered into an Employment Agreement with Mr. Fisher effective as of May 1, 1995, which was amended effective as of January 30, 1996. The agreement is for an indefinite term and may be terminated by either party upon at least 60 days' written notice. If the agreement is terminated by either party for any reason other than voluntary resignation, death, retirement, disability or cause (as such terms are defined in the agreement), Mr. Fisher is entitled to receive an amount equal to one and one-half (1 1/2) times his annual base salary in eighteen equal monthly payments, as well as continuation of health and life insurance benefits for that period. Mr. Fisher is subject to a non-compete provision for the duration of his employment and during the period of payment of the above-described amounts. Further, in the event of a voluntary resignation by Mr. Fisher, his outstanding stock options may be exercised, to the extent vested, for a period of thirty days after termination. If his employment is terminated for any other reason, his outstanding stock options will automatically become exercisable in full and the options may be exercised for a period of six months after termination.

      The Company entered into an employment agreement with Mr. Bury effective April 24, 1990. This agreement is for an indefinite term and may be terminated by either party upon 30 days' prior written notice. The agreement provides, among other things, for a lump sum cash severance payment to Mr. Bury in the event of a voluntary or involuntary termination of employment in connection with a change in control of the Company, as defined in the agreements, in an amount equal to the number of months remaining in the two-year period commencing on the first Event (as defined therein) in connection with the change in control, multiplied by one calendar month's base salary, at the highest monthly base salary rate paid at any time during the term of the agreement. The agreement also specifies minimum base salaries to be paid during the term of the agreement. If an Event had occurred at the end of fiscal 1995, Mr. Bury would have received $232,000 pursuant to his employment agreement.

STOCK OPTIONS

      The following table contains information concerning individual grants of stock options under the 1991 Stock Plan to each of the named individuals during the last fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                               Individual Grants
                         ----------------------------------------------------------

                                      Percent of
                                        Total
                                       Options                    Market
                         Options      Granted to                  Price                     Potential Realizable Value at
                         Granted     Employees in    Exercise    on Grant   Expiration   Assumed Annual Rates of Stock Price
      Name                 (#)     Fiscal Year (%)   Price ($)   Date ($)      Date        Appreciation for Option Term($)
      ----               --------  ---------------   ---------   --------      ----      -----------------------------------
                                                                                                5%              10%
                                                                                              ------         --------
Lowell M. Fisher, Jr.    35,000(1)        35.2%        $7.875     $7.875    01/26/00           76,150        168,272
David E. Berg             5,000(1)         5.0%         7.875      7.875    01/26/00           10,879         24,039
Richard Brokl            25,000(1)(2)     25.1%         7.875      7.875    01/06/96               --             --
James S. Bury             3,000(1)         3.0%         7.875      7.875    01/26/00            6,527         14,423
Robert L. Horwitz            --             --             --         --       --                  --             --


- ------------------------------

(1) Becomes exercisable as to twenty percent (20%) of the shares on January 27, 1995 and each anniversary thereafter.

(2)   These options were cancelled as of October 6, 1995.

      The following table contains information concerning the value of options previously granted under the 1991 Stock Plan which were held by the named individuals at the end of the last fiscal year.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                       Number of Unexercised        Value of Unexercised
                        Options at FY-End(#)   In-the-Money Options at FY-End($)
Name                  Exercisable/Unexercisable    Exercisable/Unexercisable

Lowell M. Fisher, Jr.       86,000/53,000              $84,375/$28,125(1)

David E. Berg                 9,610/4,000              $ 6,458/$   -0-(2)

Richard Brokl                          --                           --

James S. Bury                 9,210/2,400              $ 6,458/$   -0-(3)

Robert L. Horwitz            3,500/14,000(4)           $ 7,438/$29,750

- --------------------------

(1) Reflects the value of only 75,000 of the 139,000 options. The remaining options have an exercise price higher than the fair market value of the Common Stock at fiscal year-end.

(2) Reflects the value of only 8,610 of these 13,610 options. The remaining options have an exercise price higher than the fair market value of the Common Stock at fiscal year-end.

(3) Reflects the value of only 8,610 of these 11,610 options. The remaining options have an exercise price higher than the fair market value of the Common Stock at fiscal year-end.

(4) In connection with the termination of employment of Mr. Horwitz after the end of the fiscal year, all outstanding options became fully exercisable as of March 22, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Magnuson, a director and member of the Compensation Committee, is currently Of Counsel to the law firm of Lindquist & Vennum PLLP which was paid for legal services rendered to the Company during the last fiscal year. It is anticipated that Lindquist & Vennum PLLP will continue to perform legal services for the Company during the current fiscal year. During the last fiscal year, the Company paid $23,000 to a company owned by Mr. Raskin, a director and member of the Compensation Committee, for consulting services. It is anticipated that the Company will continue to use the consulting services of Mr. Raskin's firm during the current fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 15, 1996 (unless otherwise specified), the beneficial ownership of Common Stock of the Company by each stockholder who is known by the Company to own beneficially 5% or more of the outstanding Common Stock of the Company, each director, each Named Executive and by all directors and executive officers as a group. Holders of 5% or more of the total fair market value of all outstanding Common Stock are subject to certain restrictions on transfer under the Company's Certificate of Incorporation. Except as otherwise indicated, the stockholders listed in the table have full voting and investment powers with respect to the shares indicated.

                                         Number of Shares         Percent of
                                        Beneficially Owned    Outstanding Shares

Pacholder Associates, Inc.............       250,000(1)              12.1%
  8044 Montgomery Road
  Suite 382
  Cincinnati, OH 45236
The Clark Estates, Inc................       196,284(3)               9.5%
  30 Wall Street
  New York, NY  10005
Arnold M. Amster......................       187,000(4)               9.1%
  767 Fifth Avenue
  New York, NY  10153
C. Derek Anderson.....................       179,032(2)(6)            8.6%
  220 Sansome Street, Suite 400
  San Francisco, CA  94104
Francisco A. Lorenzo..................       114,700(5)               5.6%
  333 Clay Street
  Suite 4040
  Houston, TX 77002
Keith A. Benson.......................        11,000(6)                  *
Lowell M. Fisher......................        97,800(6)               4.5%
Thomas D. Gleason.....................        16,000(6)                  *
Gerald E. Magnuson....................        14,800(6)                  *
Kevin S. Moore........................       196,284(3)               9.5%
William J. Morgan.....................       250,000(1)              12.1%
Michael A. Raskin.....................        16,500(6)                  *
Mark B. Vittert.......................        88,100(6)               4.3%
David E. Berg.........................        19,220(6)                  *
Richard T. Brokl......................         1,200(6)                  *
James S. Bury.........................        18,920(6)                  *
Robert L. Horwitz.....................        16,100(6)                  *
All Directors and Executive Officers
  as a Group (13 persons).............       924,956(6)              41.1%

- ---------------------------
*  Less than 1%

(1) Pacholder Associates, Inc. ("PAI") is a registered investment advisor. Pursuant to a contract dated April 13, 1994 between PAI and the Pension Benefit Guaranty Corporation ("PBGC"), a wholly owned United States Government Corporation, PAI has full and complete discretion for the 250,000 shares owned by the PBGC, as well as voting of the shares. Accordingly, PAI may be deemed to be the beneficial owner of such shares. Mr. Morgan is the President, a director and shareholder of PAI.

(2) Based on a Schedule 13G filed with the Securities and Exchange Commission. Mr. Anderson shares voting and dispositive power with respect to 146,732 shares acquired by Anderson Capital Management, Inc. ("ACM") as agent for its investment advisory clients and, accordingly, Mr. Anderson may be deemed to be the beneficial owner of such shares. Mr. Anderson disclaims beneficial ownership of those 146,732 shares and 4,500 of the shares represented as beneficially owned by him which are owned by his wife.

(3) Based on a Schedule 13D filed with the Securities and Exchange Commission. The Clark Estates, Inc. provides administrative assistance to a number of Clark family accounts which beneficially own an aggregate 196,284 shares of the Company's Common Stock, including The Clark Foundation, which owns 95,390 shares. The Clark Estates, Inc. has, or in certain instances shares, voting power and/or dispositive power with respect to such shares. The Clark Estates, Inc. has no remainder or other economic interest in such trust or fiduciary accounts. Mr. Moore is Vice President and Chief Financial Officer of The Clark Estates, Inc.

(4) Based on a Schedule 13D filed with the Company and the Securities Exchange Commission, which indicates that Mr. Amster has or shares voting and dispositive power with respect to these shares. Accordingly, Mr. Amster may be deemed to be the beneficial owner of such shares.

(5) Based on a Schedule 13D filed with the Securities and Exchange Commission. Francisco A. Lorenzo shares voting and dispositive power with respect to the shares of Common Stock owned by two private investment companies and four trusts for the benefit of family members of Mr. Lorenzo. Accordingly, Mr. Lorenzo may be deemed to be the beneficial owner of all of the 114,700 shares reported on the Schedule 13D.

(6) Includes 14,000 shares each for Messrs. Anderson, Magnuson and Raskin, 10,000 shares for each of Messrs. Benson and Vittert, 93,000 shares for Mr. Fisher, 15,000 shares for Mr. Gleason, 10,610 shares for Mr. Berg, 9,810 shares for Mr. Bury, and 190,420 shares for all directors and executive officers as a group which may be acquired within sixty days of the date hereof upon the exercise of outstanding stock options. Mr. Brokl disclaims beneficial ownership of 200 of the shares represented as beneficially owned by him which are owned by his wife.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      The information required under this caption is included in Item 11 of this Form 10-K/A.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                           MUNSINGWEAR, INC.



Date:  May 1, 1996                         By: /s/ Lowell M. Fisher
                                               ---------------------
                                               Lowell M. Fisher
                                               President and
                                               Chief Executive Officer