Form 10-Q
period 1996-04-06
MUNSINGWEAR INC
filed 1996-05-21
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------


                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 6, 1996

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES __X__  NO _____


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES __X__ NO _____

The number of shares of common stock outstanding at April 6, 1996 was 2,040,578.


                                MUNSINGWEAR, INC.


                                      INDEX


                                                                        Page No.

PART I:           FINANCIAL INFORMATION

                  Condensed Consolidated Balance Sheets -
                    April 6, 1996 and January 6, 1996....................   3

                  Condensed Consolidated Statements of Operations
                    for the Three Months ended April 6, 1996
                    and April 8, 1995....................................   4

                  Condensed Consolidated Statements of Cash Flows
                    for the Three Months ended April 6, 1996
                    and April 8, 1995....................................   5

                  Notes to Condensed Consolidated Financial Statements...   6

                  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........   7


PART II:          OTHER INFORMATION......................................  10

                  SIGNATURES.............................................  11



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                                                                       April 6,         January 6,
                                                                                         1996              1996
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents........................................................ $      304       $       62
   Receivables, net of allowances of $470 and $511..................................     11,276            8,537
   Inventories......................................................................     14,885           14,641
   Prepaid expenses.................................................................        894            1,004
                                                                                         ------           ------
      Total current assets..........................................................     27,359           24,244
                                                                                         ------           ------

Property, plant and equipment, less accumulated
   depreciation and amortization of $1,775 and $1,584...............................      3,083            2,927
Deferred taxes, net of valuation allowance of $11,796...............................      2,309            2,309
Trademarks, net of amortization of $1,340 and $1,274................................      4,107            4,173
                                                                                         ------           ------
                                                                                     $   36,858       $   33,653
                                                                                         ======           ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit borrowings.......................................................  $   12,883       $   10,890
   Current maturities of long-term debt............................................          21               21
   Accounts payable................................................................       6,732            5,008
   Accrued payroll and employee benefits...........................................       1,202            1,009
   Unearned royalty income.........................................................       2,217            2,993
   Other accruals..................................................................         405              397
                                                                                         ------           ------
      Total current liabilities....................................................      23,460           20,318
                                                                                         ------           ------

Long-term debt, less current maturities............................................          17               22
Postretirement benefits............................................................         319              319
Unearned royalty income............................................................         ---               10
                                                                                        -------          -------
                                                                                            336              351
                                                                                        -------          -------

Stockholders' equity:
   Common stock, $.01 par value:
      Issued and issuable shares - 2,079,404 and 2,065,594.........................          21               21
   Capital in excess of par value..................................................      15,178           15,112
   Retained earnings...............................................................      (2,137)          (2,149)
                                                                                         ------           ------
      Total stockholders' equity...................................................      13,062           12,984
                                                                                         ------           ------
                                                                                     $   36,858       $   33,653
                                                                                         ======           ======


See notes to condensed consolidated financial statements.



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)
                                                                         Three Months           Three Months
                                                                             Ended                  Ended
                                                                         April 6, 1996          April 8, 1995
                                                                         -------------          -------------
REVENUES:
   Net sales...........................................................   $   14,696             $   14,622
   Royalties...........................................................        1,144                  1,301
                                                                              ------                 ------
                                                                              15,840                 15,923
                                                                              ------                 ------

EXPENSES:
   Cost of goods sold..................................................       11,779                 11,599
   Selling, general and administrative.................................        3,675                  3,599
                                                                              ------                 ------
                                                                              15,454                 15,198
                                                                              ------                 ------

OPERATING INCOME.......................................................          386                    725

Interest expense.......................................................         (359)                  (252)
Other..................................................................           13                      5
                                                                              ------                 ------

Income before taxes....................................................           40                    478

Provision for income taxes.............................................           28                    190
                                                                              ------                 ------
   NET INCOME..........................................................   $       12             $      288
                                                                              ======                 ======

   NET INCOME PER COMMON SHARE.........................................   $     0.01             $     0.14
                                                                             =======                =======

Weighted average number of shares of
   common stock........................................................        2,073                  2,066
                                                                              ======                 ======


See notes to condensed consolidated financial statements.



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)
                                                                         Three Months           Three Months
                                                                             Ended                  Ended
                                                                         April 6, 1996          April 8, 1995
                                                                         -------------          -------------
OPERATING ACTIVITIES
   Net income from operations...........................................  $       12             $      288
   Reconciling items:
      Depreciation and amortization.....................................         257                    175
      Provision for losses on accounts receivable.......................          26                     50
      Unearned royalty income...........................................        (786)                 2,103
      Utilization of net operating loss carryforwards...................         ---                    163
      Changes in operating assets and liabilities:
         Receivables....................................................      (2,765)                (4,803)
         Inventories....................................................        (244)                    57
         Prepaid expenses...............................................         110                    340
         Accounts payable...............................................       1,724                    (32)
         Other accrued liabilities......................................         201                   (107)
                                                                              ------                 ------
         Net cash used in operating activities..........................      (1,465)                (1,766)
                                                                              ------                 ------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment...........................        (347)                  (205)
                                                                              ------                 ------
         Net cash used in investing activities..........................        (347)                  (205)
                                                                              ------                 ------

FINANCING ACTIVITIES
   Net change in line of credit borrowings..............................       1,993                  2,007
   Principal payments on long-term debt
      and capital lease obligations.....................................          (5)                    (4)
   Proceeds from exercise of stock options..............................          66                    ---
                                                                              ------                 ------
         Net cash provided by financing activities......................       2,054                  2,003
                                                                              ------                 ------
         Increase in cash and cash equivalents..........................         242                     32
   Cash and cash equivalents at beginning of period.....................          62                     73
                                                                              ------                 ------
   Cash and cash equivalents at end of period...........................  $      304             $      105
                                                                              ======                 ======


See notes to condensed consolidated financial statements.



                                MUNSINGWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Financial Statement Presentation

      The condensed consolidated financial statements for the three months ended April 6, 1996 of Munsingwear, Inc. (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1995 Annual Report to Stockholders and its 1995 Form 10-K.

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

2.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:


      --------------------------------------------------------------------------

                                                         (000's omitted)
                                                   April 6,          January 6,
                                                     1996               1996
                                                 -----------        --------

      Raw materials..........................      $ 2,009           $ 1,359
      Work in process........................        1,549               639
      Finished goods.........................       11,327            12,643
                                                   -------           -------
                                                   $14,885           $14,641
                                                   =======           =======


      --------------------------------------------------------------------------


3.    Financing Arrangements

      The Company maintains a bank line of credit under which up to $20,000,000 is available for borrowings and letters of credit through September 1997. At April 6, 1996, borrowings were $12,883,000 and amounts utilized for outstanding letters of credit were $2,659,000. On April 6, 1996, additional availability on this bank line of credit was $1,938,000, and the Company was in compliance with all related covenants.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - FIRST QUARTER

TOTAL REVENUES for the quarter ended April 6, 1996, were essentially equal to the comparable period last year. Sales to the Company's premium/special markets and golf pro shop customers comprised 45% of total Company sales compared to 26% for the same period last year, continuing the trend experienced in 1995, and which was forecasted by management to continue into 1996. The Company's backlog of unfilled orders at the end of the first quarter was approximately $13,800,000 compared to $15,500,000 at the same time a year ago. The 11% decrease in open orders is primarily due to the change in product mix toward the premium/special markets and golf pro shop businesses, which are predominantly "at once" businesses in which numerous orders are received within 30 days prior to requested delivery date. ROYALTY INCOME decreased $157,000, primarily due to the Company's late 1994 renegotiation of certain licenses, as previously reported.

COST OF GOODS SOLD increased due to the change in product mix, continued promotional pricing in business with department stores and heavy shipments of off-price merchandise remaining from prior seasons. As a percent of net sales, gross margin dropped from 20.7% in 1995 to 19.8% for the three months ended April 6, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $100,000 due to depreciation and lease expense related to the upgrade of the Company's management information systems and expenses incurred in connection with the Company's evaluation of methods to maximize shareholder value.

INTEREST EXPENSE increased $107,000 over the comparable period a year ago due to increased borrowings, primarily the result of higher inventories and 1995 losses.

PROVISION FOR INCOME TAXES in 1996 consists primarily of state income, franchise and foreign taxes payable. At the beginning of fiscal 1996, the Company had $35,300,000 of net operating loss carryforwards for regular federal income tax purposes.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources:
The financial condition of the Company is reflected in the following:
                                                         (000's omitted)
                                                    April 6,         January 6,
                                                      1996              1996
                                                   ----------       ----------

      Working capital.........................       $ 3,899           $ 3,926
      Current ratio...........................         1.2:1             1.2:1
      Stockholders' equity....................       $13,062           $12,984


As reported in the Statements of Cash Flows, operating activities during the first three months of 1996 used $1,465,000 of cash, primarily the result of increased receivables due to seasonally higher first quarter sales. This was partially offset by higher accounts payable as a result of increased production levels. Capital spending of $347,000 was comprised primarily of additional spending on the Company's information systems upgrade and investment in the Company's first modular sewing unit, which began production midway through the first quarter. The net use of cash was financed through a $1,993,000 net increase in borrowings on the Company's revolving credit loan.

Liquidity:
First quarter results were in line with management's expectations for 1996, which include flat revenues, moderate inventory growth and lower royalty income. Management continues to be cautious in making inventory commitments for fashion merchandise and the Company's operations are beginning to experience positive effects from the renewed focus on core capability - men's, short sleeve, knit, moderately priced golf shirts. Excess end-of-season merchandise is 60% less than at the same time last year. Prospectively, management expects to be able to finance working capital needs and capital expenditures through a combination of funds from operations, operating leases, the potential sale of license rights, and its bank line of credit.

Looking Forward:
The Company is in transition. During the past two years, sales by channel of distribution have changed dramatically vs. historical performance. This is the result of management's decision to direct significant human and financial resources to the development of the premium/special markets and golf pro shop channels of distribution. Following are some of the factors management has considered in effecting this change:

* continued sluggishness and increased promotional and competitive pricing pressures in the retail department store environment.

* strong nation-wide growth in the premium/special markets channel of distribution.

*        worldwide consumer interest in golf as a sport and lifestyle.

Management plans to continue this product mix change in 1996 and expects sales to its premium/special markets and golf pro shop customers will represent more than half of total Company sales in 1996.

As previously reported, in late 1995, the Company retained the services of an investment banking firm to explore a range of opportunities to maximize shareholder value. Among the options under consideration is the potential sale of license rights for the manufacture and merchandising of product which bears certain of the Company's trademarks and trade names, as well as the sale of certain trademarks and trade names in various markets. There is no assurance that any of these options presently being considered will be completed.

Cautionary Statement:
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive and volatile conditions that currently exist in the retail apparel marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and further erode gross margins; (ii) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company; (iii) many of the Company's major competitors in each of its channels of distribution have significantly greater financial resources than the Company; (iv) the Company's bank loan agreement was amended for fiscal 1996 to accommodate budgeted performance, including marked improvements in gross margins from 1995, and failure to achieve budgeted results could lead to an event of default and the lender would have the right to require immediate repayment of indebtedness; and (v) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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





                                           Munsingwear, Inc.
                                         (Registrant)





Date:       May 21, 1996                   /s/Lowell M. Fisher
                                         Lowell M. Fisher
                                         President & CEO





                                           /s/James S. Bury
                                         James S. Bury
                                         Vice President, Controller