Form 10-Q
period 1996-07-06
MUNSINGWEAR INC
filed 1996-08-07
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 6, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _X_ NO ___


The number of shares of common stock outstanding at July 6, 1996 was 2,058,078.


                                MUNSINGWEAR, INC.


                                      INDEX


                                                                        Page No.

PART I:   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets -
            July 6, 1996 and January 6, 1996 . . . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations
            for the Three and Six Months ended July 6, 1996
            and July 8, 1995 . . . . . . . . . . . . . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows
            for the Three and Six Months ended July 6, 1996
            and July 8, 1995 . . . . . . . . . . . . . . . . . . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . . .    6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . .    7


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   10

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .   11



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                                                     July 6,  January 6,
                                                                      1996       1996
                                                                     -------   --------
                                                                   (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ......................................   $    68   $     62
  Accounts receivable, less allowances of $615 and $511  .........    10,259      8,537
  Inventories ....................................................     8,359     14,641
  Prepaid expenses and other .....................................       877      1,004
                                                                     -------   --------
    Total current assets .........................................    19,563     24,244
                                                                     -------   --------

Property, plant and equipment, less accumulated
  depreciation and amortization of $1,978 and $1,584 .............     3,128      2,927
Deferred taxes, net of valuation allowance of $11,796  ...........       775      2,309
Trademarks, net of amortization of $1,656 and $1,274 .............     3,791      4,173
                                                                     -------   --------
                                                                     $27,257   $ 33,653
                                                                     =======   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit borrowings ......................................   $ 1,726   $ 10,890
  Current maturities of long-term debt ...........................        22         21
  Accounts payable ...............................................     4,755      5,008
  Accrued payroll and employee benefits ..........................     1,298      1,009
  Unearned royalty income ........................................     1,317      2,993
  Other accrued expenses .........................................     1,588        397
                                                                     -------   --------
    Total current liabilities ....................................    10,706     20,318
                                                                     -------   --------

Long-term debt, less current maturities ..........................        12         22
Postretirement medical benefits ..................................       319        319
Unearned royalty income ..........................................      --           10
                                                                     -------   --------
                                                                         331        351
                                                                     -------   --------

Stockholders' equity:
  Common Stock, $.01 par value:
    2,058,078 and 2,026,768 shares issued ........................        21         21
  Capital in excess of par value .................................    15,261     15,112
  Retained earnings (deficit)  ...................................       938     (2,149)
                                                                     -------   --------
    Total stockholders' equity ...................................    16,220     12,984
                                                                     -------   --------
                                                                     $27,257   $ 33,653
                                                                     =======   ========


See notes to condensed consolidated financial statements.



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)




                                              Three Months Ended       Six Months Ended
                                             July 6,      July 8,     July 6,    July 8,
                                               1996        1995        1996       1995
                                             --------    --------    --------    --------
REVENUES:
  Net sales ..............................   $ 18,021    $ 15,106    $ 32,717    $ 29,728
  Royalties ..............................      1,125       1,163       2,269       2,464
                                             --------    --------    --------    --------
                                               19,146      16,269      34,986      32,192
                                             --------    --------    --------    --------

EXPENSES:
  Cost of goods sold .....................     14,610      11,748      26,389      23,347
  Selling, general and administrative ....      3,815       3,355       7,490       6,954
  Restructuring costs ....................       --           400        --           400
                                             --------    --------    --------    --------
                                               18,425      15,503      33,879      30,701
                                             --------    --------    --------    --------

OPERATING INCOME .........................        721         766       1,107       1,491

Interest expense, net ....................       (358)       (308)       (717)       (558)
Other ....................................         20         (11)         33          (8)
                                             --------    --------    --------    --------

Income before tax and gain on sale of
  trademarks .............................        383         447         423         925
Gain on sale of trademarks ...............      4,383        --         4,383        --
                                             --------    --------    --------    --------

Income before taxes ......................      4,766         447       4,806         925

Provision for income taxes ...............      1,691         179       1,719         369
                                             --------    --------    --------    --------
  NET INCOME .............................   $  3,075    $    268    $  3,087    $    556
                                             ========    ========    ========    ========

  NET INCOME PER COMMON SHARE ............   $   1.47    $   0.13    $   1.48    $   0.27
                                             ========    ========    ========    ========

Weighted average number of shares of
  common stock ...........................      2,096       2,066       2,086       2,066
                                             ========    ========    ========    ========


See notes to condensed consolidated financial statements.



                       MUNSINGWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                             Six Months     Six Months
                                                                Ended          Ended
                                                            July 6, 1996    July 8, 1995
                                                            ------------    ------------
OPERATING ACTIVITIES
  Net income from operations ..............................   $ 3,087        $   556
  Reconciling items:
    Depreciation and amortization .........................       529            361
    Provision for losses on accounts receivable ...........        75             62
    Gain on sale of trademarks ............................    (4,383)          --
    Unearned royalty income ...............................    (1,556)         1,286
    Utilization of net operating loss carryforwards .......     1,534            315
    Changes in operating assets and liabilities:
      Receivables .........................................    (1,797)        (3,643)
      Inventories .........................................     6,282           (594)
      Prepaid expenses ....................................       127            212
      Accounts payable ....................................      (383)           949
      Other current liabilities ...........................       113            209
                                                              -------        -------
        Net cash provided by (used in) operating activities     3,628           (287)
                                                              -------        -------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment ...............      (598)          (527)
  Proceeds from sale of trademarks ........................     5,000           --
  Deposit received on pending sale of trademarks ..........     1,000           --
                                                              -------        -------
        Net cash provided by (used in) investing activities     5,402           (527)
                                                              -------        -------

FINANCING ACTIVITIES
  Net change in line of credit borrowings .................    (9,164)           762
  Principal payments on long-term debt
    and capital lease obligations .........................        (9)            (4)
  Proceeds from exercise of stock options .................       149           --
                                                              -------        -------
        Net cash (used in) provided by financing activities    (9,024)           758
                                                              -------        -------
  Increase (decrease) in cash and cash equivalents ........         6            (56)
  Cash and cash equivalents at beginning of period ........        62             73
                                                              -------        -------
  Cash and cash equivalents at end of period ..............   $    68        $    17
                                                              =======        =======



See notes to condensed consolidated financial statements.



                                MUNSINGWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Financial Statement Presentation

    The condensed consolidated financial statements for the three months and six months ended July 6, 1996 of Munsingwear, Inc. (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

    These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1995 Annual Report to Stockholders and its 1995 Form 10-K, including amendments.

    The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full fiscal year, since the Company typically reports disproportionately higher revenues in its first and second quarters due to the seasonality of its product line and because of the transactions discussed in Note 4, below.

2.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:



                                                       (000's omitted)
                                                       ---------------
                                                      July 6,      January 6,
                                                       1996           1996
                                                       ----           ----

    Raw materials. . . . . . . . . . . . . . . .      $ 1,639       $ 1,359
    Work in process. . . . . . . . . . . . . . .        1,377           639
    Finished goods . . . . . . . . . . . . . . .        5,343        12,643
                                                        -----        ------
                                                      $ 8,359       $14,641
                                                      =======       =======



3.  Financing Arrangements

    The Company maintains a bank line of credit under which up to $20,000,000 is available for borrowings and letters of credit. At July 6, 1996, borrowings were $1,726,000 and amounts utilized for outstanding letters of credit were $1,397,000. On July 6, 1996, additional availability on this bank line of credit was $7,441,000, and the Company was in compliance with all related covenants.

4. On May 22, 1996, the Company entered into a purchase and sale agreement with Supreme International Corporation for the sale of all Munsingwear rights to its trademarks, excluding trademarks for certain Far East countries, and certain associated assets relating to the retail and professional golf businesses for approximately $18,000,000 in cash. Since this transaction represents a substantial portion of the Company's assets, stockholder approval of the transaction is required and will be solicited in a Proxy Statement to be mailed to stockholders in early August. Stockholders of record at the close of business on July 16, 1996 will be entitled to vote at the Annual Meeting of Stockholders of the Company, which is expected to be held in early September. Approximately 35% of the outstanding Munsingwear common stock is held by directors and executive officers of Munsingwear and their affiliates, each of whom has indicated an intention to vote in favor of the sale to Supreme. As of July 16, 1996, the record date, there were 2,058,078 shares of Munsingwear common stock outstanding.

    On June 28, 1996, the Company transferred its trademarks and pending trademark applications to China, Macau, Vietnam and the U.S. Territories of Guam and the Northern Mariana Islands to ITOCHU Corporation, Toyobo Co., Ltd., and Descente, Ltd. for $5,000,000 cash. Proceeds were used to pay down the Company's line of credit borrowings. As a result of the sale, the Company realized a $4,383,000 gain before income taxes which was recorded in the results for the quarter ended July 6, 1996.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS

NET SALES for the quarter increased 19% over the same period last year. The Company's Premium/Advertising Specialty Incentive (ASI) markets business (premium business) increased 61%, continuing a trend experienced over the prior two years and forecasted by management to continue throughout 1996. Sales to retail and professional golf customers, collectively, were up 3%. For the first six months of 1996, net sales were up 10%, which included an 84% increase in the Company's premium business. Sales to retail and professional golf customers declined 12% vs. the first six months of 1995 as retailers practiced conservative inventory management due to the continued sluggish retail apparel marketplace.

The Company's backlog of unfilled orders at the end of the second quarter was approximately $6,800,000 compared to $7,900,000 at the same time a year ago. The reduction in order backlog is the result of the Company's product mix shifting toward the premium business, where orders are normally received less than 30 days prior to requested delivery vs. department and chain stores' practice of placing orders three to four months in advance of delivery date. For the first six months of 1996, 38% of the Company's sales were to premium customers compared to 23% during the same period last year. In May the Company announced it had signed a purchase agreement with Supreme International Corporation (Supreme), a Florida corporation, for the sale of all Munsingwear rights to its trademarks and certain associated assets relating to the retail and professional golf businesses. As a result of this sale, the Company has not processed orders from those customers for shipments beyond August 1996. The closing is expected to be in early September, after which the Company will no longer sell to department stores, specialty stores, national chain stores and professional golf shops and will no longer receive royalty income from existing license agreements.

GROSS PROFIT in the second quarter of 1996 was 18.9% compared to 22.2% for the same period last year. During the quarter the Company experienced aggressive markdown and chargeback practices by retailers in response to the sluggish retail apparel marketplace. The Company also experienced increased costs in its manufacturing facility as a result of changeovers to fulfill final retail business orders prior to the pending sale to Supreme while at the same time increasing production to meet the increased demand for premium product. As a result of the sale to Supreme, the Company's North Carolina manufacturing facility will be devoted entirely to the production of premium product, which management believes will contribute to more cost effective operations. Continued promotional pricing with department stores also contributed to the reduction in gross profit margin from 21.5% in the first six months of 1995 to 19.3% for the same period this year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased over the prior year in both the second quarter and first six months as a result of volume-related expenses such as sales commissions and warehouse and distribution expense. However, as a percent of net sales, expenses decreased during the quarter from 22.2% last year to 21.2% in 1996. In addition, depreciation and lease expense on information systems improvements contributed to a $184,000 increase in the Company's second quarter expenses, while costs related to the Company's study on maximizing shareholder value and a warehouse operations improvement project contributed to another $216,000 increase in general administration expenses. In the first six months of 1996, selling, general and administrative expenses dropped from 23.4% in 1995 to 22.9% this year.

RESTRUCTURING COSTS of $400,000 in the second quarter of 1995 relate primarily to severance costs associated with staffing reductions that occurred in the last half of that year.

INTEREST EXPENSE increased over the comparable period a year ago due to a higher effective interest rate as a result of the late 1995 renegotiation of the bank line of credit.

At the beginning of fiscal 1996, the Company had $35,300,000 in net operating loss carryforwards for federal income tax purposes. As a result, a $1,534,000 of the PROVISION FOR INCOME TAXES was recognized as a reduction in the deferred tax asset during the first six months of 1996.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources:
The financial condition of the Company is reflected in the following:

                                                   (000's omitted)
                                                   ---------------
                                                 July 6,      January 6,
                                                  1996           1996
                                                  ----           ----

    Working capital. . . . . . . . . . . . .      $ 8,857       $ 3,926
    Current ratio. . . . . . . . . . . . . .        1.8:1         1.2:1
    Stockholders' equity . . . . . . . . . .      $16,220       $12,984

As reported in the Condensed Consolidated Statements of Cash Flows, operating activities during the first six months of 1996 provided cash of $3,628,000, primarily the result of a $6,282,000 decrease in inventories due to more effective inventory management as well as liquidation of inventories related to the pending sale to Supreme. Capital spending of $598,000 was comprised primarily of spending on the Company's information systems upgrade, investment in the Company's first modular sewing units which is expected to improve efficiency and throughput, and upgrades to air conditioning systems in the Company's North Carolina manufacturing and distribution facilities. In June the Company transferred its trademarks and pending trademark applications in China and other Far East countries to ITOCHU for $5,000,000, and in May a $1,000,000 deposit was received for the pending sale to Supreme. As a result of the reduced inventories, proceeds from the sale of trademarks to ITOCHU and the deposit related to the sale to Supreme, the Company paid down its line of credit borrowings by $9,164,000 in the first six months of 1996.

Liquidity:
On May 22, 1996 the Company entered into an agreement to sell all of its rights to its trademarks and certain associated assets relating to the retail and professional golf businesses to Supreme International Corporation pursuant to a purchase and sale agreement dated as of that date. If the agreement is approved by the stockholders of the Company, the purchased assets will be transferred to Supreme in exchange for approximately $18,000,000 in cash ($1,000,000 of which was paid in May of 1996). The closing is expected to occur in early September. On June 28, 1996 the Company transferred its trademarks and pending trademark applications in China and other Far East countries to ITOCHU for $5,000,000 cash. As a result of the sale to ITOCHU and the liquidation of inventories related to the retail and professional golf businesses that are to be sold to Supreme, the Company has experienced a dramatic decrease in its line of credit borrowings during the second quarter of 1996, from $12,883,000 at April 6, 1996 to $1,726,000 on July 6, 1996. After the Supreme transaction, management expects to have sufficient cash available to finance working capital needs and capital expenditures of the premium business, which will be the Company's only remaining business. As a result of the above transactions, the Company's borrowing requirements are expected to be considerably lower than historic levels, and management has begun discussions with asset-based lenders regarding a new credit facility.

Looking Forward:
As previously reported, in late 1995, the Company retained the services of an investment banking firm to explore a range of opportunities to maximize stockholder value. During the second quarter of 1996, the Company announced two events that were the direct result of this study: the transfer of its trademarks and pending trademark applications in China and other Far East countries to ITOCHU for $5,000,000; and a purchase and sale agreement with Supreme International Corporation to sell all of its rights to its trademarks and certain associated assets relating to the retail and professional golf businesses for approximately $18,000,000 in cash, subject to stockholder approval which will be requested at a meeting expected in early September.

Cautionary Statement:
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company; (ii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections; and (iii) failure to receive stockholder approval of the asset sale to Supreme would require management to seek other alternatives to operations and sources of capital. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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


                                  MUNSINGWEAR, INC.
                                  (Registrant)


Date:      AUGUST 7, 1996         /s/LOWELL M. FISHER
                                     Lowell M. Fisher
                                     President & CEO


                                  /s/JAMES S. BURY
                                     James S. Bury
                                     Vice President, Controller