Form 10-K/A
period 1996-01-06
MUNSINGWEAR INC
filed 1996-08-16
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K/A

                          AMENDMENT NO. 2 TO FORM 10-K

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

     Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES __x__    NO ___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES __x__ NO ___

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant at July 30, 1996 was $12,571,331 based upon the closing price of $9.375 per share on that date.

The number of share of common stock outstanding at July 30, 1996 was 2,058,078.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              --------------------


                     This Form 10-K/A consists of 15 pages.


                                     PART I

ITEM 1.  BUSINESS.

         A.       GENERAL DEVELOPMENT OF BUSINESS.

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

         Prior to the reductions in operations implemented during 1989 through 1991, the Company designed, manufactured and distributed a broad range of men's, women's, and children's apparel through several operating divisions and subsidiaries. Today, the Company's operations consist of what was formerly the Men's Apparel Division and sells primarily men's knit sport shirts under the following major brands or labels: Munsingwear(R), Grand Slam(R), Grand Slam Tour(TM), Penguin Sport(TM) and Slammer(R). In addition, the Company licenses its trade names and trademarks for use in a variety of products.

         In the recent two fiscal years, the Company's sales by channel of distribution have undergone significant change. In 1995, sales to premium/special markets and professional golf market customers, collectively, represented 40% of total Company sales as compared to less than 10% in 1993. This is the result of management's attempt to reduce the Company's reliance on sales to traditional retail apparel channels of distribution where heavy promotional pricing, discounting and advertising activities are required.

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

         B.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in one industry segment, apparel manufacturing. As of January 6, 1996, the Company's foreign operations were not material.

         C.       NARRATIVE DESCRIPTION OF BUSINESS.

         Principal Products:

         The Company sells primarily men's knit sport shirts under four major brands or labels: Grand Slam(R), Grand Slam Tour(TM), Munsingwear(R), and Penguin Sport(TM). Grand Slam(R) and Penguin Sport(TM) products are sold primarily to department stores, specialty stores and Sears. Munsingwear(R) products are sold primarily to premium market customers and to national chain stores, such as Montgomery Ward. Grand Slam Tour(TM) is sold primarily through professional golf markets.

         Method of Distribution:

         The Company solicits orders from retail department stores, specialty stores, national chain stores and discounters through four internal sales representatives and seven independent sales representatives. Orders for the Company's professional golf business are solicited through the Company's network of approximately twenty-five outside sales representatives. Orders for the Company's premium business are solicited through a sales agent organization, which has approximately twenty-five sales representatives, and through seven distributors. These organizations solicit and receive orders from a network of over 50,000 Advertising Specialty Incentive (ASI) representatives throughout the country and directly from end customers. The Company's premium business also includes uniform programs, in which the Company's national sales manager and representatives from the sales agent organization meet with potential customers to fulfill the customers' uniform requirements.

         Essentially all shipments to customers are made from the Company's distribution center, which is attached to its North Carolina manufacturing facility. Shipments generally are by truck, but in some instances where timing is critical air shipments may be utilized. In the retail business, shipments are generally made direct to the customers' retail stores or to the customers' distribution centers, which subsequently break down orders for individual stores. Shipments to professional golf customers are normally direct to the customer via parcel service. In the premium business, sales to distributors are shipped direct to the distributors' warehouse, while sales through the ASI network are shipped direct to customers or to embroiderers and screenprinters who customize product and then forward shipment to end customers. Shipments of uniforms are generally made direct to the customers.

         Sources and Availability of Raw Materials and Products:

         Approximately 60% of the Company's products are manufactured domestically. The other 40% is sourced primarily from manufacturers in the Far East through a relationship with Associated Merchandising Corporation (AMC). The Company also sources some product through the 807 program in the Caribbean Basin. "807" is an apparel industry term referring to a former United States tariff schedule under which import duty is exempted on U.S.-made components that go into finished garments. In practice, U.S.-made fabrics, trims and packaging materials are shipped to offshore manufacturers and returned to the United States after assembly.

         The principal raw materials used in the domestic production process are cotton, synthetic and cotton/synthetic blended goods obtained principally from United States sources. The Company purchases most of its piece goods from approximately ten sources. There are currently no major problems in availability of raw materials, and alternative sources are available.

         The Company's Fairmont, North Carolina manufacturing facility includes a raw material warehouse, cutting, sewing and embroidery operations, and a finished goods distribution center. The Company also utilizes contract sewing manufacturers in close proximity to its North Carolina facility to meet demand during peak production periods. All products, both domestically and offshore produced, are distributed to customers from the North Carolina facility.

         Merchandising Calendar:

         Considerable lead time is required in the Company's business with retailers. Conceptual product line meetings generally start eleven months prior to initial customer delivery dates. This period lasts three to four months and includes such processes as development of design and merchandising concepts, color selection, coordination of various products, review of targeted customers, financial goals and a sourcing trip to review potential manufacturers. Offshore production generally requires five to six months from the placement of production orders to receipt of goods in the Company's distribution center. Subsequent shipments to customers usually take another two months. Because of the significant lead time for offshore product, the Company is subjected to a number of risks including, but not limited to:

         *         Changing fashion trends
         *         Availability of new fabrications
         *         Import quota restrictions
         *         Coordination of product lines from multiple manufacturers
         * Cancellation of orders by retailers in response to changing marketplace conditions

         In recent years, the Company minimized a large portion of this risk through the development of a relationship with Associated Merchandising Corporation, a world-wide sourcing organization skilled in the procurement of apparel from overseas manufacturers. The Company's premium business and about half of its professional golf business generally is made domestically, where lead times are approximately three months shorter than in the import purchasing cycle above.

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

         Customers:

         The Company sells to approximately 4,500 customers. Sales to Sam's Club (a division of Wal-Mart Stores, Inc.) in 1994 and 1993 were 16% and 21%, respectively, of net sales. In 1995, no single customer represented more than 10% of total Company sales. During 1995, sales were approximately as follows:

         37% Department stores such as Dayton/Hudson, Federated Department Stores, May Company Stores, Mervyns, Carson Pirie Scott, Mercantile Stores and Beall's.

         18%      ASI customers and uniforms.

         13% Premium distributors such as San Mar Corporation, Alpha Shirt Sales and Brazos Sportswear.

         11%      Professional golf shops.

         10% Discounters and wholesale clubs such as Target, ShopKo and Sam's Wholesale Club.

          8%      Specialty stores.

          3%      National chain stores such as Sears and Montgomery Ward.

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

         Competitive conditions in the industry continue to escalate. In response to the continued sluggish retail apparel marketplace, retailers have been aggressively decreasing prices and increasing advertising to generate customer traffic; applying more pressure on wholesalers to lower prices; increasing cooperative advertising programs and demanding participation in the cost of store fixturing; escalating electronic data interchange programs to more effectively manage inventory levels; demanding extended payment terms to reduce capital requirements; and expanding the retail industry-wide practice of initiating chargebacks and service charges for non-compliance with rigid inventory management rules.

         The Company's major competitors in the retail channel of distribution in knit, short sleeve, collar and placket shirts in the $20.00 to $30.00 retail price range are Chaps by Ralph Lauren, Knights of the Roundtable, Gant, Greenline, Guess?, Izod, Dockers by Levi Straus, and Private Label. Competitive brands in the professional golf business include AM Player, Antigua, Cross Creek, Izod and LaMode. In the premium markets, major competitors are Cross Creek, Outer Banks, Chesterfield, Vantage, Fruit of the Loom, Crystal Springs, Anvil and Pine State.

         In recent years, the Company's competitive position in the retail channel of distribution has eroded due to retailers' practice of placing extreme margin pressure on all manufacturers. Those companies with broad-based merchandise, coordinating lines, and large sales volume have generally been the most successful. Smaller wholesalers, such as the Company, have been forced to seek other channels of distribution.

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

         D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         Sales to unaffiliated foreign customers located outside the United States and its territories for the past three years were not significant.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes, which provide additional information concerning the Company's financial activities and condition.

         Capital Resources and Liquidity:

         At January 6, 1996, working capital totaled $3,926,000 compared to $6,847,000 a year ago and the current ratio was 1.2:1 compared to 1.5:1 the previous year. During 1995, operating activities used $4,094,000 of cash, primarily the result of net losses of $2,335,000 and an increase in receivables of $3,468,000, which was due to a 29% increase in fourth quarter revenues compared to the previous year. These operating uses of cash were offset by a $1,248,000 increase in accounts payable and $782,000 of depreciation and amortization. Capital expenditures totaled $1,201,000, primarily for information systems improvements and manufacturing equipment. The Company financed the net use of cash through a $5,298,000 increase in its bank line of credit borrowings.

         At January 7, 1995 working capital totaled $6,847,000 compared to $9,561,000 the previous year and the current ratio was 1.5:1 compared to 2.9:1 the year before. During 1994, operating activities used $3,127,000 of cash, primarily the result of net losses of $573,000 and an increase in inventories of $5,986,000, which was due to a planned increase in support of the Company's first quarter 1995 sales and shelf stock in support of the Company's entry into the premium/special markets channel of distribution. These operating uses of cash were offset by a $2,729,000 net increase in royalty advances, primarily the result of a late 1994 contract extension with one of the Company's licensees, an increase in accounts payable of $944,000 and $712,000 of depreciation and amortization. Capital expenditures totaled $865,000, primarily for manufacturing equipment and information systems improvements. Principal payments on long-term debt and capital lease obligations totaled $270,000. The Company financed the net use of cash through a $3,894,000 increase in its bank line of credit borrowings.

         During 1993, operating activities used $1,307,000 of cash, primarily the result of net losses of $342,000 and an increase of $1,141,000 in receivables and inventories as a result of higher 1993 fourth quarter revenues, a planned increase in the Company's first quarter 1994 sales and higher levels of end-of-season merchandise. Total capital expenditures were $490,000, primarily for manufacturing equipment and information systems improvements, and principal payments on long-term debt and capital lease obligations totaled $303,000. The Company financed the net use of cash through a $1,698,000 increase in its line of credit borrowings.

         The Company has a bank line of credit which makes funds available based on certain financial formulas. In an effort to reduce costs, in late 1995 management negotiated a reduction in the maximum amount of outstanding borrowings and letters of credit from $25,000,000 to $20,000,000. Concurrently, the bank increased the annual borrowing interest rate by .5%. In early 1996, the Company received waivers for events of non-compliance as of fiscal 1995 year-end.

         Management's expectations for 1996 are for revenues to be comparable to 1995, inventory growth to be moderate and capital spending to be less than $1,000,000, primarily for continued improvements to the Company's management information systems and various additions of manufacturing equipment designed to improve quality, shorten lead times and promote efficiency. However, significantly lower cash receipts from existing licensing agreements will be received in 1996, since minimum royalties from a major licensee were prepaid in 1994 and 1995 in conjunction with the renegotiation of that license agreement. Management expects to be able to finance working capital needs and capital expenditures through a combination of funds from operations, operating leases, the potential sale of license rights, and its bank line of credit. Statements in this paragraph constitute "forward-looking statements;" readers are referred to "Cautionary Statements" below.

         At July 29, 1996, total availability under the Company's bank line of credit was $8,523,000 of which $941,000 was utilized for borrowings and $717,000 was utilized for letters of credit, resulting in unused availability of $6,865,000. Borrowings under the facility are payable on demand and bear interest at the bank's base rate of interest plus 1.75% (10.00% at July 29, 1996). The line of credit is available through September 1997. The bank line of credit includes a minimum tangible net worth covenant which the Company must comply with at the end of each fiscal quarter. Because of losses for the fiscal year ended January 6, 1996, the Company's minimum tangible net worth was below the level required by the covenant. Subsequently, the lender waived this covenant as of January 6, 1996 and, at the same time, lowered the minimum tangible net worth levels required to be met by the Company at the end of each quarter during fiscal 1996. The Company was in compliance with this covenant as of April 6, 1996 and July 6, 1996, the end of the first two quarters of fiscal 1996.

         Results of Operations:

         Net sales for 1995 increased 38% over 1994. Sales to premium/special markets customers increased seven-fold over 1994 levels and business with professional golf markets increased 52% over the prior year. These increases offset lower sales to department stores, chain stores and wholesale clubs, which decreased 4%, collectively.

         Net sales for fiscal 1994, a 53-week period, were essentially flat with 1993 levels. Sales increases of 628% and 62%, respectively, in the premium/special markets and professional golf market channels of distribution were offset by a 10% decline in business in the Company's traditional channels of distribution. 1993 net sales were generally flat with 1992 levels as sales increases of 12% in national chain, 64% in professional golf and 11% in wholesale club channels of distribution were offset by an 11% decline in business with department stores.

         The Company's backlog of unfilled orders at the end of 1995 was approximately $15,600,000 as compared to $18,800,000 the previous year. The 17% decrease was primarily the result of decreased orders for department stores, national chain stores and discount stores. Orders for premium/special markets customers increased 114%. The unfilled order backlog consists of orders received for subsequent delivery. However, since it includes orders subject to change for color, size, stock adjustment, extension of delivery dates and cancellation, the unfilled order backlog does not necessarily relate directly to future sales.

         Royalties in 1995 were essentially flat with 1994. In 1994, royalties were 25% above 1993 levels due to increased minimum guarantees on previous years' agreements and additional income recognized in connection with a late 1994 license agreement extension. 1993 royalties increased 83% over 1992 as a result of increased minimum guarantees on previous years' agreements and the establishment of three new license agreements during the year for dresswear, shirts and accessories.

         Gross profit in 1995 was 17% of net sales vs. 20% in 1994. The decrease was primarily the result of losses related to a new product line and markdowns taken during the last half of the year to move excess end-of-season merchandise in response to the continued sluggish retail apparel marketplace. 1994 gross profit was 20% of net sales vs. 24% in 1993. In 1994, gross margins decreased primarily due to higher manufacturing and material costs that were not able to be passed on through higher selling prices and because of management's decision to add value to products by using better quality fabrics, trims and other materials, as well as increasing overall sizes of products, without increasing prices in order to achieve wider customer acceptance.

         Gross profit was 24% of net sales in 1993. The erosion of gross profit margin from 1992 levels was the result of markdowns taken during the last half of the year to move end-of-season merchandise, low production volumes in the Company's manufacturing facility during the third quarter in response to low demand, quality problems encountered with certain offshore sourced product and increased product costs that were not able to be passed on to customers through price increases.

         Selling, general and administrative expenses were $1,827,000 higher in 1995 than in 1994. However, as a percent of sales, these expenses dropped from 32% in 1994 to 27% in 1995. Commissions expense increased $1,161,000 and warehouse and distribution costs increased $358,000, both due primarily to the 38% increase in sales volume. Advertising costs increased $909,000 due to additional cooperative advertising programs with retailers, media advertising during the second quarter of 1995, additional expenses for catalogs and higher costs associated with the Company's PGA Tour endorsement program. Administrative expenses were $248,000 lower due to reduced legal expenses related to patent and trademark matters. In 1994, selling, general and administrative expenses were $265,000 higher than in 1993. Merchandising and design expenses increased $251,000 due to the addition of a senior merchandising executive and the full year effect of other additions to design staff. Information systems expenses increased $231,000 due to lease and other expenses associated with the Company's management information systems improvement project, and selling expenses increased $256,000 due to increased commissions expense. Advertising expenses decreased $423,000 as a result of management's late 1993 reassessment of advertising activities. In 1993, the Company increased selling, general and administrative expenses approximately $1,300,000 over 1992 levels. Advertising, merchandising, design and marketing activities were increased $929,000 in an unsuccessful effort to increase sales. In addition, bad debts expense was $200,000 higher than 1992, when large recoveries were recorded from prior major retailer bankruptcies. The Company also experienced an additional $250,000 of recruiting expense in 1993, primarily related to the recruitment of senior management positions. During the last half of 1993, the Company took steps to reduce spending, which included a reduction in complement and curtailment of advertising activities.

         In 1995, restructuring costs of $520,000 reflect expenses associated with completed staff reductions and future lease payments on excess office space. In 1994, the Company completed the closing of its Hong Kong sourcing office and United Kingdom sales office. The closings were accomplished for $100,000 less than the related Reserve for closing of facilities established in 1993.

         As a result of decreased gross margin ratios, increased selling, general and administrative expenses and restructuring costs, the 1995 operating loss was $1,074,000 compared to an operating loss of $128,000 in 1994 and an operating income of $157,000 in 1993.

         Interest expense in 1995 was $805,000 higher than 1994 interest expense due to higher borrowings to finance increased inventory levels required to meet demand in the premium/special markets channel of distribution. Interest expense in 1994 was $67,000 higher than 1993 interest expense as a result of rising interest rates and higher average daily borrowings. In 1993, interest expense was $64,000 lower than 1992 interest expense as a result of lower interest rates and the full year effect of more favorable minimum borrowing requirements included in the Company's asset-based loan agreement entered into in late 1992.

         Provision for income taxes represents federal, state, local and foreign taxes. The 1995, 1994 and 1993 provisions are attributable to state income, franchise and foreign taxes, which are generally not dependent on pre-tax income. At January 6, 1996 the Company had a net operating loss carryforward of $35,300,000 for domestic federal income tax purposes.

         In late 1994, the Company entered into a new banking agreement, which resulted in an extraordinary loss from early debt extinguishment of $161,000. The loss was comprised of unamortized debt issuance costs and prepayment fees related to the previous bank line of credit.

         Looking Forward:

         The Company is in transition. During the past two years, sales by channel of distribution have changed dramatically versus historical performance. This is the result of management's decision to direct significant human and financial resources to the development of the premium/special markets and professional golf channels of distribution. Following are some of the factors management has considered in effecting this change:

         * continued sluggishness and increased promotional and competitive pricing pressures in the retail department store environment
         * strong nationwide growth in the premium/special markets channel of distribution
         *        worldwide consumer interest in golf as a sport and lifestyle

         Management plans to continue this product mix change in 1996 and expects sales to its premium/special markets and professional golf customers will represent more than half of total Company sales in 1996. Collectively, these two businesses represented 40%, 15% and less than 10% of total Company sales in 1995, 1994 and 1993, respectively. Management anticipates this change in sales mix will also benefit gross profit margins, which have been declining in recent years from 24% in 1993, to 20% in 1994, to 17% in 1995. This decline in gross profit margin is directly attributable to the continued sluggish sales, extreme price competition and increased promotional activity in the retail apparel marketplace. During those three years, the Company experienced increased amounts of end-of-season closeout merchandise, primarily the result of diminishing demand in its traditional department store channel of distribution. In addition, merchandising attempts to broaden product offerings in order to increase market share were unsuccessful and led to losses. In early 1995, management severely curtailed the design and marketing of products that depart from the following criteria: men's, short-sleeve, knit, moderately priced golf shirts. However, because of the lead times in the apparel industry, management does not expect to see benefit from this action until 1996.

         In late 1995, the Company retained the services of an investment banking firm to explore a range of opportunities to maximize shareholder value. Among the options under consideration is the potential sale of license rights for the manufacture and merchandising of product which bears certain of the Company's trademarks and trade names, as well as the sale of certain trademarks and trade in various markets. There is no assurance that any of these options presently being considered will be completed.

         Cautionary Statement:

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Letter to Stockholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive and volatile conditions that currently exist in the retail apparel marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and further erode gross margins; (ii) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company;
(iii) many of the Company's major competitors in each of its channels of distribution have significantly greater financial resources than the Company;
(iv) the Company's bank loan agreement was amended for fiscal 1996 to accommodate budgeted performance, including marked improvements in gross margins from 1995, and failure to achieve budgeted results could lead to an event of default and the lender would have the right to require immediate repayment of indebtedness; and (v) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         Impact of Inflation:

         Inflation affects the Company's business principally in the form of cost increases for materials and wages. The Company generally attempts to offset these cost increases by a combination of effective merchandising and design techniques, purchasing practices, labor savings and price increases.

         Market Statistics:

         The Company's common stock is listed on the New York Stock Exchange under the symbol MUN. The 1994 and 1995 market price high and low were as follows:

                                    Quarter


                           1st        2nd        3rd        4th
                           ---        ---        ---        ---
           1994
              High         7          6 5/8      7 1/2      8 7/8
              Low          5          4 1/2      4 7/8      6 1/2

           1995
              High         8 3/4      8 5/8      9 5/8      8 7/8
              Low          6 7/8      6 7/8      7 7/8      6 1/4

As of March 31, 1996, the Company had 873 stockholders of record.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                               MUNSINGWEAR, INC.


Date:  August 15, 1996         By: /s/ Lowell M. Fisher
                                  ---------------------
                                       Lowell M. Fisher
                                       President and
                                       Chief Executive Officer