Form 10-Q
period 1996-10-05
PREMIUMWEAR INC
filed 1996-11-19
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------


                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 5, 1996

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________


         --------------------------------------------------------------



                           COMMISSION FILE NUMBER 1-63

                                PREMIUMWEAR, INC.
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|



The number of shares of common stock outstanding at October 5, 1996 was 2,079,078.



                                PREMIUMWEAR, INC.


                                      INDEX


                                                                                       Page No.

PART I:   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets -
            October 5, 1996 and January 6, 1996..................................        3

          Condensed Consolidated Statements of Operations
            for the Three and Nine Months ended October 5, 1996
            and October 7, 1995..................................................        4

          Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended October 5, 1996
            and October 7, 1995..................................................        5

          Notes to Condensed Consolidated Financial Statements...................        6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................        8


PART II:  OTHER INFORMATION......................................................       11

          SIGNATURES.............................................................       13




                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)



                                                                        October 5,      January 6,
                                                                           1996            1996
                                                                         --------        --------
                                                                       (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ....................................        $ 15,026        $     62
   Restricted cash ..............................................             650              --
   Accounts receivable, less allowances of $1,089 and $511 ......           5,904           8,537
   Inventories ..................................................           7,446          14,641
   Prepaid expenses and other ...................................             171           1,004
                                                                         --------        --------
      Total current assets ......................................          29,197          24,244
                                                                         --------        --------

Property, plant and equipment, less accumulated
   depreciation and amortization of $2,990 and $1,584 ...........           1,724           2,927
Deferred taxes, net of valuation allowance of $10,297 and $11,796              --           2,309
Trademarks, net of amortization of $0 and $1,274 ................              --           4,173
                                                                         --------        --------
                                                                         $ 30,921        $ 33,653
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable .....................................        $     --        $ 10,890
   Current maturities of long-term debt .........................              22              21
   Accounts payable .............................................           4,844           5,008
   Accrued payroll and employee benefits ........................           1,254           1,009
   Unearned royalty income ......................................              --           2,993
   Liabilities related to sold assets ...........................           1,974              --
   Other accrued expenses .......................................             607             397
                                                                         --------        --------
      Total current liabilities .................................           8,701          20,318
                                                                         --------        --------

Long-term debt, less current maturities .........................               6              22
Postretirement medical benefits .................................             701             319
Unearned royalty income .........................................              --              10
                                                                         --------        --------
                                                                              707             351
                                                                         --------        --------

Stockholders' equity:
   Common Stock, $.01 par value:
      2,079,078 and 2,026,768 shares issued .....................              21              21
   Capital in excess of par value ...............................          16,529          15,112
   Retained earnings ............................................           4,963          (2,149)
                                                                         --------        --------
      Total stockholders' equity ................................          21,513          12,984
                                                                         --------        --------
                                                                         $ 30,921        $ 33,653
                                                                         ========        ========

See notes to condensed consolidated financial statements.




                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)




                                                     Three Months Ended                Nine Months Ended
                                                     ------------------                -----------------
                                                 October 5,      October 7,      October 5,        October 7,
                                                    1996            1995            1996              1995
                                                 --------         --------         --------         --------
REVENUES:
   Net sales ............................        $ 10,194         $  9,906         $ 42,911         $ 39,634
   Royalties ............................             692            1,136            2,961            3,600
                                                 --------         --------         --------         --------
                                                   10,886           11,042           45,872           43,234
                                                 --------         --------         --------         --------

EXPENSES:
   Cost of goods sold ...................           8,588            8,285           34,977           31,632
   Selling, general and administrative ..           2,395            3,304            9,885           10,258
   Restructuring costs ..................              --               --               --              400
                                                 --------         --------         --------         --------
                                                   10,983           11,589           44,862           42,290
                                                 --------         --------         --------         --------

OPERATING INCOME (LOSS) .................             (97)            (547)           1,010              944

Interest expense ........................             (58)            (274)            (775)            (836)
Interest income .........................              64               --               64                4
Gain on sale of trademarks ..............           6,245               --           10,627               --
Other ...................................              17                1               51               (7)
                                                 --------         --------         --------         --------

Income (loss) before taxes ..............           6,171             (820)          10,977              105

Provision for (benefit from) income taxes           2,146             (252)           3,865              117
                                                 --------         --------         --------         --------
   NET INCOME (LOSS) ....................        $  4,025         $   (568)        $  7,112         $    (12)
                                                 ========         ========         ========         ========

   NET INCOME (LOSS) PER COMMON SHARE
      PRIMARY ...........................        $   1.87         $  (0.27)        $   3.37         $  (0.01)
                                                 ========         ========         ========         ========
      FULLY DILUTED .....................        $   1.86         $  (0.27)        $   3.29         $  (0.01)
                                                 ========         ========         ========         ========

Weighted average number of shares of
   common stock and common stock
   equivalents ..........................           2,165            2,066            2,159            2,066
                                                 ========         ========         ========         ========


See notes to condensed consolidated financial statements.





                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                                     Nine Months            Nine Months
                                                                        Ended                  Ended
                                                                   October 5, 1996        October 7, 1995
                                                                   ---------------        ---------------
OPERATING ACTIVITIES
   Net income (loss) from operations .........................        $  7,112            $    (12)
   Reconciling items:
      Depreciation and amortization ..........................             742                 546
      Provision for losses on accounts receivable ............             113                 112
      Gain on sale of trademarks .............................         (10,627)                 --
      Unearned royalty income ................................          (1,988)                446
      Utilization of net operating loss carryforwards ........           3,413                  35
      Changes in operating assets and liabilities:
         Restricted cash .....................................            (650)                 --
         Receivables .........................................           1,744              (1,771)
         Inventories .........................................           5,594              (2,833)
         Prepaid expenses ....................................             142                (148)
         Accounts payable ....................................            (294)                (31)
         Other current liabilities ...........................          (2,436)                238
      Change in other non-current assets and liabilities .....             382                  --
                                                                      --------            --------
           Net cash provided by (used in) operating activities           3,247              (3,418)
                                                                      --------            --------

INVESTING ACTIVITIES
   Purchase of property, plant and equipment .................            (691)               (959)
   Proceeds from sale of trademarks ..........................          23,000                  --
                                                                      --------            --------
           Net cash provided by (used in) investing activities          22,309                (959)
                                                                      --------            --------

FINANCING ACTIVITIES
   Net change in line of credit borrowings ...................         (10,890)              4,391
   Principal payments on long-term debt
      and capital lease obligations ..........................             (15)                (13)
   Proceeds from exercise of stock options ...................             313                  --
                                                                      --------            --------
           Net cash provided by (used in) financing activities         (10,592)              4,378
                                                                      --------            --------
           Increase in cash and cash equivalents .............          14,964                   1
   Cash and cash equivalents at beginning of period ..........              62                  73
                                                                      --------            --------
           Cash and cash equivalents at end of period ........        $ 15,026            $     74
                                                                      ========            ========


See notes to condensed consolidated financial statements.





                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED OCTOBER 5, 1996


1.    Basis of Financial Statement Presentation

      On September 6, 1996 Munsingwear, Inc. changed its name to PremiumWear, Inc. The change was required as a result of a Purchase and Sale Agreement dated May 22, 1996 between Munsingwear, Inc. and Supreme International Corporation (see Note 4).

      The condensed consolidated financial statements for the three months and nine months ended October 5, 1996 of PremiumWear, Inc. (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

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

2.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                            October 5,          January 6,
     (000's omitted)                            1996               1996
     ---------------                        -----------        --------

      Raw materials....................       $ 1,618           $ 1,359
      Work in process..................         1,954               639
      Finished goods...................         3,874            12,643
                                               ------            ------
                                              $ 7,446           $14,641
                                              =======           =======

3.    Financing Arrangements

      As a result of the sale of trade names and trademarks (see Note 4) and the liquidation of inventory and collection of receivables related to the disposed of retail and golf segment businesses, the Company paid off all amounts due its asset-based lender and is currently negotiating the establishment of a new line of credit. Management believes that sufficient alternative sources of capital are available and that a new line of credit will be established during the fourth quarter of 1996.

4.    Sale of Trademarks

      On September 6, 1996, the Company sold to Supreme International Corporation all of its rights to its trademarks and certain associated assets relating to the retail and professional golf segment businesses for $18,000,000 in cash. Proceeds after transaction costs and other expenses were added to cash and cash equivalents.

      As previously reported, on June 28, 1996, the Company transferred its trademarks and pending trademark applications for certain Far Eastern countries to ITOCHU Corporation, Toyobo Co., Ltd., and Descente, Ltd. for $5,000,000 cash. Proceeds were used to pay down the Company's line of credit borrowings.

      As a result of these two transactions, the Company realized gains before income taxes of $6,245,000 and $10,627,000 in the three and nine months ended October 5, 1996, respectively.

      Direct revenues and cost of sales related to the sold business units were as follows:

                                          3 Months Ended                     6 Months Ended
                                          --------------                      --------------
      (000's Omitted)                   April 6,        April 8,         July 6,          July 8,
                                         1996             1995             1996             1995
                                       -------          -------          -------          -------
      Net sales .............          $ 9,147          $11,790          $20,270          $22,601
      Royalties .............            1,144            1,301            2,269            2,464
                                       -------          -------          -------          -------
      Total revenues ........           10,291           13,091           22,539           25,065
                                       -------          -------          -------          -------

      Cost of goods sold ....            7,630            9,384           16,879           18,341
                                       -------          -------          -------          -------
      Excess of revenues over
       cost of goods sold ...          $ 2,661          $ 3,707          $ 5,660          $ 6,724
                                       =======          =======          =======          =======



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS

NET SALES were as follows:

                                           Three Months Ended                            Nine Months Ended
                                           ------------------                            -----------------
                                October 5,     October 7,     %              October 5,     October 7,    %
                                   1996           1995      Change              1996           1995     Change
                                  ------          -----      ----              ------         ------     ----
   Premium................... $    7,718     $    4,935       +56          $   20,003     $   11,716      +71
   Retail/Golf/Other.........      2,476          4,971       -50              22,908         27,918      -18
                                  ------          -----      ----              ------         ------     ----
                              $   10,194     $    9,906        +3          $   42,911     $   39,634       +8
                                  ======          =====        ==              ======         ======       ==


The Premium business increase is the result of management's focus on that business and the continuation of a trend experienced over the prior two years. Unit volume growth has been achieved by the addition of new customers and increased business with existing customers. As a result of the trademark sale to Supreme, the Company began liquidating retail and golf inventories late in the second quarter of 1996 and generally completed sell-off of all associated inventory by the end of the third quarter.

The backlog of unfilled Premium business orders at the end of the third quarter was $4,136,000 compared to $310,000 at the same time a year ago. The increase is due to the Company's continued unit volume growth, strong reaction to the Company's new styles for early 1997 delivery and earlier receipt of orders from distributors compared to last year.

ROYALTIES are all related to the sold businesses and, as a result, the Company recorded no royalty income after the September 6, 1996 sale to Supreme.

GROSS PROFIT in the third quarter of 1996 was 15.8% compared to 16.4% for the same period last year. During the quarter sales related to the sold businesses were at no margin as a result of inventory liquidation. Gross margin of the Premium business was 22.9% in the third quarter this year vs. 25% in 1995. For the nine months, Premium business gross margins were 23.6% this year vs. 24.2% in 1995. The reduction in the Premium business gross margin ratio during the third quarter and year-to-date periods is the result of volume shifting toward distributors who purchase large volumes of product at a discount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the quarter decreased over the prior year as a result of cessation of design, sales, marketing and advertising costs related to the sold businesses. For the nine months, decreases in these expenses were offset by $215,000 higher warehouse costs due to high inventory levels through mid-year and a $451,000 increase in expenses related to the Company's management information systems upgrade project.

RESTRUCTURING COSTS of $400,000 in the first nine months of 1995 related primarily to severance costs associated with staffing reductions that occurred in the last half of that year.

INTEREST EXPENSE decreased during the third quarter due to lower borrowings as a result of proceeds from the sale to Supreme, inventory reduction and receivables collection. INTEREST INCOME was recorded during the quarter as a result of invested funds from the Supreme sale proceeds.

GAIN ON SALE OF TRADEMARKS represents the gain on the September sale of assets to Supreme and the June sale to ITOCHU. Gains were comprised of proceeds less transaction and disposition costs.

At the beginning of 1996, the Company had $35,300,000 in net operating loss carryforwards for federal income tax purposes. As a result, $2,309,000 of the PROVISION FOR INCOME TAXES was applied as a reduction in the deferred tax asset during the first nine months of 1996 and $1,104,000 of the provision for income taxes was credited directly to stockholders' equity in accordance with Fresh Start Reporting. At October 5, 1996, the Company had approximately $24,300,000 in net operating loss carryforwards for federal income tax purposes.


CAPITAL RESOURCES AND LIQUIDITY

Capital Resources:
The financial condition of the Company is reflected in the following:

                                                 October 5,         January 6,
     (000's omitted)                                 1996              1996
     ---------------                              ----------       --------

      Working capital........................      $ 20,496           $ 3,926
      Current ratio..........................         3.4:1             1.2:1
      Stockholders' equity...................       $21,513           $12,984


As reported in the Condensed Consolidated Statements of Cash Flows, operating activities during the first nine months of 1996 provided cash of $3,247,000, primarily the result of a $7,338,000 liquidation of inventories and receivables related to the retail and golf segment businesses which were disposed of in September. In addition, other current liabilities increased $1,974,000 as a result of accruals for legal and professional fees, severance benefits and contractual and other costs related to the Supreme sale transaction. Capital spending of $691,000 was comprised primarily of investment in manufacturing equipment which is expected to improve efficiency and throughput and upgrades to air conditioning systems in the Company's North Carolina manufacturing and distribution facilities. Proceeds of $5,000,000 from the June ITOCHU sale were used to pay down line of credit borrowings while the proceeds from the $18,000,000 September Supreme sale were added to cash. The Company had $15,676,000 of cash and cash equivalents at the end of the third quarter, $650,000 of which was pledged as collateral on letters of credit.

Liquidity:
As a result of the sale to Supreme on September 6, 1996, the sale to ITOCHU on June 28, 1996, and the liquidation of inventories and receivables related to the sold retail and golf segment businesses, the Company paid off its bank line of credit and had $15,676,000 of cash and cash equivalents at the end of the third quarter. As a result of the above transactions, and the focus on its remaining Premium business, the Company's borrowing requirements are expected to be considerably lower than historic levels. As reported in the Company's August 16, 1996 Proxy Statement, a dividend of at least $12,000,000 is expected to be paid to stockholders within six months from the September 6, 1996 sale to Supreme.

Looking Forward:
In late 1995, the Company retained the services of an investment banking firm to explore a range of opportunities to maximize stockholder value. This action culminated in the sale of trade names and trademarks to ITOCHU and Supreme. As a result, the Company is now focusing entirely on the Premium/Special Markets business which management expects will lead to continued sales growth, increased margins due to less markdown risk than previously experienced in the retail and golf businesses, and lower operating costs due to significant reductions in design, advertising and selling expense.

Cautionary Statement:
Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company; (ii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections; and (iii) any forward-looking statements are based on certain assumptions and conditions at the time of those projections and actual results could differ materially should changes occur in conditions such as the competitive environment in the apparel industry, general economic conditions and government regulations. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward- looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION




Item 4:       Submission of Matters to a Vote of Security Holders:

              (a) (i) The following persons were elected to the Company's Board of Directors:

                                               Votes For       Votes Withheld
                                               ---------       --------------
                    Kevin S. Moore             1,870,065                5,009
                    William J. Morgan          1,870,265                4,809
                    Keith A. Benson            1,870,017                5,057
                    Thomas D. Gleason          1,870,265                4,809
                    Michael A. Raskin          1,694,880              180,194

                    (ii) The following directors' term of office continued after the meeting:

                    C. Derek Anderson
                    Mark B. Vittert
                    Lowell M. Fisher
                    Gerald E. Magnuson

              (b) The Company's stockholders approved (i) the Purchase and Sale Agreement dated as of May 22, 1996 between The Company and Supreme International Corporation whereby the Company agreed to sell a substantial portion of its assets to Supreme; and (ii) an amendment to the Company's Certificate of Incorporation to change the name of the Company to "PremiumWear, Inc." by a vote of 1,406,590 shares voting in favor, 3,153 shares against, and 465,331 shares abstaining or subject to broker non-votes.

              (c) The Company's stockholders approved and ratified the grant of options to purchase 15,000 shares of the Company's Common Stock to a non-employee director in connection with services rendered to the Company by a vote of 1,730,899 shares voting in favor, 55,532 shares against, and 88,643 shares abstaining or subject to broker non-votes.


Item 5:       Other Information

              None.

Item 6:       Exhibits and Reports on Form 8-K

              (a)   Exhibits
                    Exhibit 11.1 - Per Share Earnings Computations.
                    Exhibit 27 - Financial Data Schedule for SEC use

              (b)   Reports on Form 8-K
                    The Company filed a Form 8-K, as amended, dated September 6, 1996 relating to the sale of assets to Supreme International Corporation. This Form 8-K included the following:

                    (1) Proforma Financial Information, incorporated by reference in the definitive proxy statement of Munsingwear, Inc. filed with the Securities and Exchange Commission on August 16, 1996.

                         - Pro Forma Unaudited Consolidated Balance Sheet as of July 6, 1996

                         - Pro Forma Unaudited Consolidated Statement of Operations for the Six Months Ended July 6, 1996

                         - Pro Forma Unaudited Consolidated Statement of Operations for the Year Ended January 6, 1996

                         -  Notes to Pro Forma Unaudited Financial
                            Statements

                    (2) Purchase and Sale Agreement dated as of May 22, 1996 between the registrant and Supreme International Corporation (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on August 16, 1996).

                    (3) License Agreement between the registrant and Supreme International Corporation made and entered into as of September 6, 1996 (pursuant to Rule 24b-2, certain information has been deleted and filed separately with the Commission).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  PREMIUMWEAR, INC.
                                                (Registrant)





Date:     NOVEMBER 18, 1996                       /S/THOMAS D. GLEASON
                                                Thomas D. Gleason
                                                Chairman & CEO





                                                  /S/JAMES S. BURY
                                                James S. Bury
                                                Vice President, Controller