Form 10-K
period 1997-01-04
PREMIUMWEAR INC
filed 1997-04-03
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          ---------------------------

FOR THE FISCAL YEAR ENDED JANUARY 4, 1997           COMMISSION FILE NUMBER 1-63

                                PREMIUMWEAR, INC.
                      (FORMERLY KNOWN AS MUNSINGWEAR, INC.)
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of each exchange
      Title of each class                                 on which registered
-------------------------------                         ------------------------
 Common Stock, $.01 par value                           New York Stock Exchange
Preferred share purchase rights                         New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES __X__ NO ____

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 19, 1997 was $5,737,000, based upon the closing price of $3.25 per share on that date.

              The number of shares of common stock outstanding at
                          March 19, 1997 was 2,319,030.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Documents incorporated in part by reference in Parts I and II of this report: Portions of PremiumWear, Inc. 1996 Annual Report to Shareholders for the fiscal year ended January 4, 1997.

     Documents incorporated in part by reference in Part III of this report:
Portions of definitive proxy statement for the 1997 Annual Meeting of Shareholders.

     This Form 10-K consists of 117 total pages: The exhibit index is on page
18.


                                     PART I


Item 1.           Business

A.   GENERAL DEVELOPMENT OF BUSINESS

     The Company (formerly known as Munsingwear, Inc.) was incorporated under the laws of Delaware in 1923 as the successor to a business founded in 1886. On July 3, 1991, the Company filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code, together with a proposed Plan of Reorganization. The Company emerged from bankruptcy on October 29, 1991.

     In late 1995 the Company retained the services of an investment banking firm to explore a range of opportunities to maximize shareholder value. This process culminated with the sale of trade names and trademarks and exit from the retail and professional golf businesses. On June 28, 1996, the Company sold its trademarks and pending trademark applications for certain Far Eastern countries to ITOCHU Corporation, Toyobo Co., Ltd., and Descente, Ltd. for $5,000,000 cash. On September 6, 1996, the Company sold all of its rights to its remaining trademarks and certain associated assets relating to the retail and professional golf businesses to Supreme International Corporation for $18,000,000 in cash.

     On September 6, 1996 the Company changed its name to PremiumWear, Inc. and now sells Munsingwear(R) brand knit shirts, woven shirts and pants and shorts under license from Supreme International Corporation. Sales are to the special markets channel of distribution which includes advertising specialty incentive customers, specialty distributors and uniform market customers.

     The Company's principal executive offices are located at 8000 West 78th Street, Suite 400, Minneapolis, Minnesota 55439, and its telephone number is (612) 943-5000. As used in this document, the term "Company" refers to PremiumWear, Inc. and its subsidiaries unless otherwise noted or indicated by the context. At January 4, 1997, the Company had two idle foreign subsidiaries.

B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment, apparel manufacturing. As of January 4, 1997, the Company's foreign operations were not material.

C.   NARRATIVE DESCRIPTION OF BUSINESS

     Principal Products:

     The Company sells primarily men's knit sport shirts under the Munsingwear(R) label. All sales are to special markets customers and are under a license from Supreme International Corporation.

     Sources and Availability of Raw Materials and Products:

     Approximately 75% of the Company's products are manufactured domestically. The other 25% is sourced primarily from manufacturers in the Far East and through the 807 program in the Caribbean Basin. The principal raw materials used in the domestic production process are cotton, synthetic and cotton/synthetic blended goods obtained principally from United States sources. The Company purchases most of its piece goods from approximately ten sources. There are currently no major problems in availability of raw materials and alternative sources are available. The Company's Fairmont, NC manufacturing facility includes a raw material warehouse, cutting, sewing and embroidery operations, and a finished goods distribution center. The Company also utilizes contract sewing manufacturers in close proximity to its North Carolina facility and all products, both domestically and offshore produced, are distributed to customers from the North Carolina facility.

     Trademarks and Trade Names:

     The Company is a licensee of the Munsingwear(R) name under a license granted from Supreme International Corporation in a transaction related to the September 1996 sale of trademarks. The license includes knit shirts for an initial term of 20 years and woven shirts, pants and shorts for an initial term of 5 years. For the first 5 years, knit shirt sales are subject to payment of royalties when annual sales reach a certain aggregate total, at which time license fees are due on all such sales. After 2001 all knit shirt sales are subject to license fees. Management expects to reach the annual sales threshold at which royalties are due in 1998. All sales of woven shirts, pants and shorts are subject to license fees, including certain minimum annual amounts.

     Seasonal Aspects of the Business:

     Since the Company has been operating in the special markets channel of distribution for only a short time, specific seasonal trends have not yet been determined. However, management expects peak shipments to occur in the second and third quarters of the fiscal year.

     Working Capital Practices:

     The Company maintains a secured bank line of credit to meet its working capital needs. Peak borrowings under this agreement normally will occur in the months of April through September, the heaviest shipping period of the year. The bank line of credit is also used for letters of credit that are required for generally all purchases from Far East sources. The Company allows returns of merchandise as a result of shipping errors, damaged merchandise and for other reasons. Returns in the special markets business have been less than 2% of sales in each of the past two years.

     Customers:

     The Company sells to approximately 2,100 customers. Sales to San Mar Corporation were 12% of 1996 net sales. In 1995 no single customer represented more than 10% of total Company sales. Sales to Sam's Club (a division of Wal-Mart Stores, Inc., no longer a customer) in 1994 were 16% of net sales.

     Backlog of Orders:

     The Company's backlog of unfilled orders at January 4, 1997 was approximately $3,800,000 as compared to $1,900,000 a year ago. The unfilled order backlog consists of orders received for subsequent delivery. However, since it includes orders subject to change for color, size, stock adjustments, extension of delivery dates and cancellation, the unfilled order backlog does not necessarily relate directly to future sales.

     Competition:

     The special markets apparel industry in the United States is becoming increasingly competitive and is characterized by a number of broad-line companies. The principal methods of competition are pricing, styling, quality (both in material and production), inventory replenishment programs and customer service. The Company seeks to maintain its competitive position through the use of all these methods.

     Research and Development:

     The Company is involved in limited experimental research activities related to the development of new fabrics and production methods. Research and development expenses, other than for product design, are not significant.

     Environmental Considerations:

     The Company's manufacturing operations are subject to various federal, state and local laws restricting the discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. In 1996, the Company's capital expenditures for environmental control facilities were not significant, and no significant capital expenditures related to environmental issues are projected in 1997.

     Employees:

     As of January 4, 1997, there were 312 employees, none of whom were represented by a union.

     Special Cash Distribution to Shareholders:

     On January 27, 1997, the board of directors declared a special cash distribution of $5.39 per share, or approximately $12,500,000, to shareholders of record on February 19, 1997 which was paid on March 5, 1997. The funds utilized were proceeds from the 1996 sales of trademarks and collection of accounts receivable and liquidation of inventories related to the former retail and golf businesses.

D.   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Sales to unaffiliated foreign customers located outside the United States and its territories for the past three years were not significant.

Item 2.           Properties

     At January 4, 1997, the Company occupied the following properties:


                                                    Approximate
                                       Square        Percentage         Lease
     Property                         Footage         Utilized         Expires
     --------                         -------         --------         -------


     Minneapolis, MN - Headquarters     16,000            50            1997

     Fairmont, NC - Cutting and
      sewing plant, warehouse and
      distribution center              139,100           100           Owned

     New York, NY - Idle sales           1,000             0            1997
      office/showroom


     Management expects to utilize domestic contractors, 807 contractors and inventory purchases from the Far East to meet the increased production requirements as a result of increased customer demand. At January 4, 1997, no facilities were occupied under capitalized leases.


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

                                                                               Executive
                                                                                Officer
Name and Age                     Position                                        Since
------------                     --------                                      ---------

Thomas D. Gleason (61)           Chief Executive Officer September 1996 to        1996
                                 present; Chairman and director of the Company
                                 1995 to present; Vice Chairman of Wolverine
                                 World Wide, Inc. (footwear manufacturing and
                                 marketing), 1993 through April 17, 1996; Chief
                                 Executive Officer of Wolverine World Wide, Inc.
                                 from 1972 to 1993.

David E. Berg (40)               Chief Operating Officer, December 1996 to        1995
                                 present; Executive Vice President, Sales &
                                 Marketing May 1995 to present; Vice President,
                                 General Manager, Special Markets, October 1993
                                 to May 1995; Vice President, National Sales
                                 Manager, Retail Division, January 1990 to
                                 October 1993; Vice President, General Manager,
                                 Furnishings Division, February 1989 to January
                                 1990.

James S. Bury (53)               Vice President of Finance, December 1996 to      1990
                                 present; Vice President of the Company, 1990 to
                                 1997; Corporate Controller, August 1989 to May
                                 1990; Vice President Finance, Men's Apparel
                                 Division, February 1988 to August 1989.

Cynthia L. Boeddeker (39)        Vice President and General Merchandise Manager,  1996
                                 December 1996 to present; Director of Sourcing
                                 and Inventory Management, February 1994 to
                                 December 1996; Import Manager, March 1992 to
                                 February 1994; Sourcing Administrator, July
                                 1991 to March 1992.

Billy E. Smith (46)              Vice President of Manufacturing March 1997 to    1997
                                 present; has performed the duties of Vice
                                 President of Manufacturing since March 1996
                                 without designation as an executive officer
                                 until March 1997; Distribution and Planning
                                 Manager, Director of Industrial Engineering,
                                 MRP Manager of Kayser-Roth Corporation, 1990
                                 to 1996.


                                     PART II


Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

     The information required under this caption is incorporated herein by reference to pages 18 and 26 of the 1996 Annual Report to Shareholders. As of February 19, 1997, the Registrant had 837 shareholders of record (excluding beneficial owners of shares held in nominees' accounts).

Item 6.           Selected Financial Data

     The information required under this caption is incorporated herein by reference to page 26 of the 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this caption is incorporated herein by reference to pages 16 through 18 of the 1996 Annual Report to Shareholders.

Item 8.           Financial Statements and Supplementary Data

     The information required under this caption is incorporated herein by reference to pages 19 through 26 of the 1996 Annual Report to Shareholders.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

     A. Identification of Directors. The information required under this caption is incorporated by reference to the information set forth under the caption "Election of Directors" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of Registrant's fiscal year ended January 4, 1997.

     B.   Executive Officers is included in Part I of this Report.

Item 11.          Executive Compensation

     The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 4, 1997.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

     The information required under this caption is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 4, 1997.

Item 13.          Certain Relationships and Related Transactions

     The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed within 120 days of the Registrant's fiscal year ended January 4, 1997.


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Financial statements, included in cited pages of the 1996 Annual Report to Shareholders, are incorporated by reference in Item 8:

          - Consolidated Statements of Operations for the three years ended January 4, 1997, January 6, 1996 and January 7, 1995 (page 19).

          - Consolidated Balance Sheets as of January 4, 1997 and January 6, 1996 (page 20).

          - Consolidated Statements of Cash Flows for the three years ended January 4, 1997, January 6, 1996 and January 7, 1995 (page 21).

          - Consolidated Statements of Changes in Shareholders' Equity for the three years ended January 4, 1997, January 6, 1996 and January 7, 1995 (page 22).

          -    Notes to Consolidated Financial Statements (pages 23 through 26).

          -    Report of Independent Public Accountants (page 26).

     2. Financial Statement Schedules for the three years ended January 4, 1997, January 6, 1996 and January 7, 1995.

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

          - Exhibit 3 - Restated Certificate of Incorporation and By- Laws, as amended.(2) (3)

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

          - Exhibit 10 - Material Contracts (Management Contracts or Compensatory Plans or Agreements):

               (A) Employment Agreement with James S. Bury dated April 24, 1990.(1)

               (B)  The Registrant's 1991 Stock Plan, as amended.(6)

               (C) Director Stock Option Agreement with Thomas D. Gleason dated September 22, 1995.(4)

               (D) Director Stock Option Agreement with Thomas D. Gleason dated January 30, 1996.(4)

          -    Exhibit 10 - Material Contracts (Other):

               (E) Purchase and Sale Agreement, dated May 22, 1996, between the Registrant and Supreme International Corporation, as amended.(5)

               (F) License Agreement, dated September 6, 1996, between the Registrant and Supreme International Corporation.(5)

               (G) Credit and Security Agreement, dated February 4, 1997, between the Registrant and FBS Business Finance Corporation.(6)

               (H) Severance Agreement, dated September 6, 1996, between the Registrant and Lowell M. Fisher.(6)

          -    Exhibit 11 - Computation of Per Share Earnings.(6)

          -    Exhibit 13 - PremiumWear, Inc. 1996 Annual Report to Shareholders
               - Such report, except for those portions thereof which are expressly incorporated by reference in this report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing.(6)

          -    Exhibit 21 - Subsidiaries of the Registrant.(6)

          -    Exhibit 23 - Consent of Independent Public Accountants.(6)

          -    Exhibit 27 - Financial Data Schedule.(6)

               ----------------------
               (1) Incorporated herein by reference to Exhibit 10(N) of the Registrant's Annual Report on Form 10-K for the year ended January 5, 1991 (File No. 1-63).
               (2) Incorporated herein by reference to Exhibits 2 and 3, respectively, of the Registrant's Annual Report on Form 10-K for the year ended January 4, 1992 (File No. 1-63).
               (3) Incorporated herein by reference to Form 8-K, dated August 1, 1995 (File No. 1-63).
               (4) Incorporated herein by reference to Exhibits 10(E) and (F) respectively of the Registrant's Annual Report on Form 10K for the year ended January 6, 1996 (File No. 1-63).
               (5) Incorporated herein by reference to Exhibits 2.1 and 2.2 respectively of the Registrant's Form 8-K, dated September 12, 1996 (File No. 1-63).
               (6)  Filed herewith.

(b) REPORTS ON FORM 8-K: Form 8-K, filed September 12, 1996, reported the Registrant's sale of assets to Supreme International Corporation; the entering into a license agreement by the Registrant and Supreme International Corporation; and the resignation of Lowell M. Fisher as President and Chief Executive officer and a member of the Board of Directors of the Company.

(c)  EXHIBITS: Reference is made to Item 14(a)(3).

(d)  SCHEDULES: Reference is made to Item 14(a)(2).



                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                           YEAR ENDED JANUARY 4, 1997


Column A                         Column B                Column C                Column D          Column E
--------                         --------                --------                --------          --------
                                                        Additions
                                              -----------------------------
                                Balance       Charged to
                                Beginning     Costs and          Charged to                       Balance at
Description                     of Year       Expenses           Net Sales       Deductions       End of Year
-----------                     ---------     -----------        -----------     ----------       -----------
Allowances deducted
 from trade receivables

  Allowance for cash
  discounts and other
  customer credits          $   219,000     $   648,000(d)      $   516,000     $   674,000(a)     $   709,000


  Allowance for
  doubtful accounts             242,000         (12,000)                  0          80,000(b)         150,000

  Allowance for
  returns                        50,000               0           1,933,000       1,933,000(c)          50,000
                            -----------     -----------         -----------     -----------        -----------

                            $   511,000     $   636,000         $ 2,449,000     $ 2,687,000        $   909,000
                            ===========     ===========         ===========     ===========        ===========

Reserve for
 restructuring              $   193,000     $         0         $         0     $   193,000        $         0
                            ===========     ===========         ===========     ===========        ===========

Reserve for liabilities
 related to sold assets     $         0     $ 4,437,000(d)      $         0     $ 2,907,000        $ 1,530,000
                            ===========     ===========         ===========     ===========        ===========

Notes:

(a)      Discounts allowed and other credits to customers' accounts receivable.
(b)      Uncollectible accounts written off, net of recoveries.
(c)      Returns applied to customers' accounts receivable.
(d)      Charged against gain on sale of trademarks.



                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                           YEAR ENDED JANUARY 6, 1996


Column A                    Column B                          Column C                   Column D              Column E
--------                    --------                          --------                   --------              --------
                                                             Additions
                                                --------------------------------
                            Balance             Charged to
                            Beginning           Costs and             Charged to                                Balance at
Description                 of Year             Expenses              Net Sales          Deductions            End of Year
-----------                 ---------           ----------            ----------         ----------            -----------
Allowances deducted
 from trade
 receivables

  Allowance for cash
  discounts and
  other customer
  credits                   $   192,000         $    (8,000)         $   250,000         $  215,000(a)         $   219,000

  Allowance for
  doubtful accounts             200,000             162,000                    0            120,000(b)             242,000

  Allowance for
  returns                        50,000                   0            1,972,000          1,972,000(c)              50,000
                            -----------         -----------          -----------         ----------            -----------

                            $   442,000         $   154,000          $ 2,222,000         $2,307,000            $   511,000
                            ===========         ===========          ===========         ==========            ===========

Reserve for
  Facility Closing          $    37,000         $   (23,000)         $         0         $   14,000            $         0
                            ===========         ===========          ===========         ==========            ===========

Reserve for
  Restructuring             $         0         $   519,000          $         0         $  326,000            $   193,000
                            ===========         ===========          ===========         ==========            ===========

Notes:

(a)      Discounts allowed and other credits to customers' accounts receivable.
(b)      Uncollectible accounts written off, net of recoveries.
(c)      Returns applied to customers' accounts receivable.


                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                           YEAR ENDED JANUARY 7, 1995


Column A                    Column B                        Column C                       Column D             Column E
--------                    --------                        --------                       --------             --------
                                                            Additions
                                                  -----------------------------
                            Balance               Charged to
                            Beginning             Costs and          Charged to                                 Balance at
Description                 of Year               Expenses           Net Sales             Deductions           End of Year
-----------                 -------               --------           ---------             ----------           -----------
Allowances deducted
 from trade receivables

  Allowance for cash
  discounts and other
  customer credits          $   272,000         $     5,000          $   461,000         $   546,000(a)         $   192,000

  Allowance for
  doubtful accounts             262,000             142,000                    0             204,000(b)             200,000

  Allowance for
  returns                        50,000                   0            1,113,000           1,113,000(c)              50,000
                            -----------         -----------          -----------         -----------            -----------

                            $   584,000         $   147,000          $ 1,574,000         $ 1,863,000            $   442,000
                            ===========         ===========          ===========         ===========            ===========

Reserve for
 facility closings          $   450,000         $  (100,000)         $         0         $   313,000            $    37,000
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



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PremiumWear, Inc. included in the Company's annual report to stockholders included in this Form 10-K and have issued our report thereon dated February 19, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 19, 1997



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                         PREMIUMWEAR, INC.

Date:       APRIL 3, 1997                By:      /S/THOMAS D. GLEASON
                                                 ------------------------------
                                                 Thomas D. Gleason,
                                                 Chairman and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME                                     TITLE
----                                     -----
 /S/THOMAS D. GLEASON                    Chairman and Chief Executive Officer    April 3, 1997
---------------------                    (principal executive officer) and
Thomas D. Gleason                        Director

 /S/JAMES S. BURY                        Vice President of Finance               April 3, 1997
---------------------------------


 /S/C. D. ANDERSON                       Director                                April 3, 1997
---------------------------------
C. D. Anderson


 /S/KEITH A. BENSON                      Director                                April 3, 1997
---------------------------------
Keith A. Benson


 /S/GERALD E. MAGNUSON                   Director                                April 3, 1997
---------------------------------
Gerald E. Magnuson


 /S/KEVIN S. MOORE                       Director                                April 3, 1997
---------------------------------
Kevin S. Moore


 /S/WILLIAM J. MORGAN                    Director                                April 3, 1997
---------------------------------
William J. Morgan


 /S/MICHAEL A. RASKIN                    Director                                April 3, 1997
---------------------------------
Michael A. Raskin


 /S/MARK B. VITTERT                      Director                                April 3, 1997
---------------------------------
Mark Vittert

                                 EXHIBIT INDEX

Exhibit No.   Exhibit                                                  Page No.
-----------   -------                                                  --------

 10   (B)     1991 Stock Plan, as amended.                                19-32


 10   (G)     Credit and Security Agreement with FBS Business Finance     33-81
              Corporation.

 10   (H)     Severance Agreement with Lowell M. Fisher.                  82-85


 11           Computation of Per Share Earnings.                             86


 13           PremiumWear, Inc. 1996 Annual Report to Shareholders.      87-114


 21           Subsidiaries of the Registrant.                               115


 23           Consent of Independent Public Accountants.                    116


 27           Financial Data Schedule                                       117