Form 10-Q
period 1997-04-05
PREMIUMWEAR INC
filed 1997-05-16
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 5, 1997

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                       ----------------------------------

                           COMMISSION FILE NUMBER 1-63
                                PREMIUMWEAR, INC.
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                         41-0429620
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           7566 MARKET PLACE DRIVE, MINNEAPOLIS, MINNESOTA 55344-3629
               (Address of principal executive office)     (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (612) 943-5000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES __X__ NO ___

The number of shares of common stock outstanding at April 5, 1997 was 2,319,030.




                                PREMIUMWEAR, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         April 5, 1997 and January 4, 1997.................................   3

         Condensed Consolidated Statements of Operations
         for the Three Months ended April 5, 1997
         and April 6, 1996.................................................   4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended April 5, 1997
         and April 6, 1996.................................................   5

         Notes to Condensed Consolidated Financial Statements..............   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   7


PART II: OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K..................................  11



                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                   April 5,     January 4,
                                                                     1997          1997
                                                                   --------     ----------
                                                                 (Unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents ...........................     $    756      $ 14,030
         Restricted cash .....................................         --             447
         Accounts receivable, less allowances of $939 and $909        6,248         4,230
         Inventories .........................................       11,275         9,804
         Prepaid expenses and other ..........................          258           128
                                                                   --------      --------
                  Total current assets .......................       18,537        28,639

Property, plant and equipment, less accumulated
         depreciation and amortization of $3,180 and $3,087 ..        1,551         1,617
Deferred taxes, net of valuation allowance of $10,950 ........         --            --
                                                                   --------      --------
                                                                   $ 20,088      $ 30,256
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current maturities of long-term debt ................     $     12      $     23
         Accounts payable ....................................        5,423         4,009
         Accrued payroll and employee benefits ...............        1,250         1,050
         Liabilities related to sold assets ..................        1,130         1,530
         Other accruals ......................................          588           761
                                                                   --------      --------
                  Total current liabilities ..................        8,403         7,373
                                                                   --------      --------
Postretirement medical benefits ..............................          701           701
                                                                   --------      --------

Shareholders' equity:
         Common Stock, $.01 par value:
                  2,319,030 and 2,163,153 shares issued ......           23            22
         Capital in excess of par value ......................       18,207        17,128
         Retained earnings ...................................       (7,246)        5,032
                                                                   --------      --------
                  Total shareholders' equity .................       10,984        22,182
                                                                   --------      --------
                                                                   $ 20,088      $ 30,256
                                                                   ========      ========

See notes to condensed consolidated financial statements.





                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts unaudited and in thousands, except share data)

                                                          Three Months     Three Months
                                                             ended            ended
                                                          April 5, 1997    April 6, 1996
                                                          -------------    -------------
REVENUES:
         Net sales ..................................        $  9,192         $ 14,696
         Royalties ..................................            --              1,144
                                                             --------         --------
                                                                9,192           15,840
                                                             --------         --------

EXPENSES:
         Cost of goods sold .........................           7,017           11,779
         Selling, general and administrative ........           1,898            3,675
                                                             --------         --------
                                                                8,915           15,454
                                                             --------         --------

OPERATING INCOME ....................................             277              386

Interest expense ....................................              (6)            (359)
Interest income .....................................             105             --
Other ...............................................               6               13
                                                             --------         --------

Income before taxes .................................             382               40

Provision for income taxes ..........................             160               28
                                                             --------         --------
         NET INCOME .................................        $    222         $     12
                                                             ========         ========

         NET INCOME PER COMMON SHARE ................        $   0.10         $   0.01
                                                             ========         ========

Weighted average number of shares of common stock and
         common stock equivalents outstanding .......           2,296            2,037
                                                             ========         ========

See notes to condensed consolidated financial statements.





                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                                              Three Months      Three Months
                                                                                 ended             ended
                                                                              April 5, 1997     April 6, 1996
                                                                              -------------     -------------
OPERATING ACTIVITIES:
         Net income from operations .....................................        $    222         $     12
         Reconciling items:
                  Depreciation and amortization .........................             106              257
                  Provision for losses on accounts receivable ...........              20               26
                  Unearned royalty income ...............................            --               (786)
                  Utilization of net operating loss carryforwards .......             122             --
                  Changes in operating assets and liabilities:
                           Receivables ..................................          (2,038)          (2,765)
                           Inventories ..................................          (1,471)            (244)
                           Prepaid expenses .............................            (130)             110
                           Accounts payable .............................           1,414            1,724
                           Other current liabilities ....................            (373)             201
                                                                                 --------         --------
                                    Net cash used in operating activities          (2,128)          (1,465)
                                                                                 --------         --------

INVESTING ACTIVITIES
         Purchase of property, plant and equipment ......................             (40)            (347)
                                                                                 --------         --------
                                    Net cash used in investing activities             (40)            (347)
                                                                                 --------         --------

FINANCING ACTIVITIES
         Net change in line of credit borrowings ........................            --              1,993
         Principal payments on long-term debt and capital
                  lease obligations .....................................             (11)              (5)
         Special cash distribution ......................................         (12,500)            --
         Proceeds from exercise of stock options ........................             958               66
                                                                                 --------         --------
                  Net cash provided by (used in) financing activities ...         (11,553)           2,054
                                                                                 --------         --------
                  Increase (decrease) in cash and cash equivalents ......         (13,721)             242
         Cash and cash equivalents at beginning of period ...............          14,477               62
                                                                                 --------         --------
                  Cash and cash equivalents at end of period ............        $    756         $    304
                                                                                 ========         ========

See notes to condensed consolidated financial statements.



                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 5, 1997


1.   Basis of Financial Statement Presentation

     The condensed consolidated financial statements for the three months ended April 5, 1997 of PremiumWear, Inc. (the Company), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1996 Annual Report to Stockholders and its 1996 Form 10-K, including amendments.

     The results for the interim period presented are not necessarily indicative of results to be expected for the full year. Management expects sales volume for the period presented to be disproportionately lower than sales in the second and third quarters due to seasonal aspects of the demand for the Company's product line.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                April 5,       January 4,
     (000's omitted)              1997            1997
     ---------------              ----            ----

     Raw materials.........     $ 1,473         $ 1,906
     Work in process.......       2,300           1,265
     Finished goods........       7,502           6,633
                                -------         -------
                                $11,275         $ 9,804
                                =======         =======

3.   Financing Arrangements

     The Company has a long-term bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At April 5, 1997, $277,000 was utilized for letters of credit, which related to inventory purchases from suppliers in the Far East, and an additional $5,723,000 was available under the line of credit.


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS - FIRST QUARTER

     Due to the September 1996 sale of trade names and trademarks and related assets to Supreme International Corporation (Supreme), consolidated results for the quarter ended April 5, 1997 are not comparable to the corresponding period last year. Where applicable in its discussion and analysis of financial condition and results of operations, management has included certain comparisons of the results of its special markets business. However, in the case of selling, general and administrative expenses, no allocation of costs to the sold businesses was done since management believes that any allocations would be entirely subjective in nature and not necessarily indicative of the performance of the remaining business.

     Essentially all first quarter NET SALES of $9,192,000 were to special markets customers. This represents an increase of 71% compared to the first quarter last year when $5,387,000 was sold to special markets customers and is a direct result of the Company's focus on that channel of distribution following the September 1996 sale of trade names and trademarks to Supreme. Unit volume growth was achieved by the addition of new customers and increased business with existing customers. Sales of the former retail and professional golf businesses totaled $9,309,000 in the first quarter last year.

     The backlog of unfilled orders at the end of the quarter was $2,507,000 compared to $2,249,000 for special markets customers at the same time a year ago. The increase is due to the Company's continued unit volume growth and acceptance of its 1997 product line.

     All license agreements were included in the September 1996 sale to Supreme and, as a result, the Company no longer has revenue from ROYALTIES.

     GROSS PROFIT in the first quarter was 23.7% compared to 19.8% for the same period last year. This increase was due entirely to the sale of the retail and professional golf businesses, which encountered gross profit erosion during the last two years the Company operated in those channels of distribution. Gross profit of the special markets business in the first quarter of last year was comparable to this year's results.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the quarter decreased 48% from the same period last year as a result of cessation of design, merchandising, sales, advertising and other expenses related to the former retail and professional golf businesses. In addition, the Company achieved a reduction in these expenses as a percent of total revenues, from 23.2% last year to 20.6% this year.

     INTEREST EXPENSE decreased significantly during the first quarter, from $359,000 last year to $6,000 this year. This was due to the 1996 sales of trademarks, which generated excess funds that were invested in short-term government notes throughout much of the first quarter and led directly to INTEREST INCOME of $105,000.

     At the beginning of 1997, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $20,000,000, which will begin to expire in 2002. $122,000 of the first quarter PROVISION FOR INCOME TAXES was credited directly to shareholders' equity in accordance with Fresh Start Reporting.


     CAPITAL RESOURCES AND LIQUIDITY

     The financial condition of the Company is reflected in the following:

                                  April 5,        January 4,
     (000's omitted)                1997            1997
     --------------                 ----            ----

     Working capital ........     $10,134         $21,266
     Current ratio ..........       2.2:1           3.9:1
     Shareholders' equity....     $10,984         $22,182

     As reported in the Condensed Consolidated Statements of Cashflows, operating activities during the first three months of 1997 consumed $2,128,000 of cash, primarily the result of a $2,038,000 increase in receivables due to increased sales in the first quarter of 1997 compared to sales in the last quarter of 1996. In addition, inventories increased $1,471,000 as a result of a planned unit inventory increase required to meet anticipated second quarter demand. The accounts payable increase of $1,414,000 related primarily to amounts due suppliers as a result of the inventory buildup. Capital expenditures were minimal during the period, and the Company received $958,000 from the issuance of 155,877 shares of common stock upon exercise of common stock options by officers, directors and employees.

     On January 27, 1997 the Company's board of directors declared a special cash distribution of $5.39 per share, or $12,500,000 in the aggregate, to shareholders of record on February 19, 1997. The distribution was paid on March 5, 1997, using proceeds from the 1996 sales of trademarks.

     The Company expects to finance continued sales growth through its bank line of credit and management believes alternative sources of capital are available if additional capital resources are required.

     LOOKING FORWARD
     Management expects sales growth to continue, although not at the 70% rate experienced in the first quarter of 1997. Management also expects gross margins will improve compared to last year as a result of more effective inventory management which will lead to fewer markdowns and increased offshore sourcing which will lower unit costs. In addition, selling, general and administrative costs are expected to decline, as a percent of sales, due to increased sales volume and the fixed nature of a number of these costs. On the other hand, management projects the discontinuance of interest income which was the result of excess funds from the 1996 sales of trademarks, and which funds were generally distributed to shareholders on March 5, 1997.

     CAUTIONARY STATEMENT
     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competitive conditions that currently exist, including the entry into the market by a number of competitors with significantly greater financial resources than the Company, are expected to continue, placing pressure on pricing which could adversely impact sales and gross margins; (ii) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company; (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections; (iv) since the Company now is a licensee of the Munsingwear(R) name, maintaining a harmonious working relationship with the licensor is extremely important for continued successful development of the special markets business and, (v) as a licensee, the Company is dependent on the licensor to adequately promote the brand and defend it from trademark infringement. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 11.1: Per Share Earnings Computations

         (b)  No reports on Form 8-K were filed during the period.

                                   * * * * *



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PremiumWear, Inc.
                                         -------------------------------
                                         (Registrant)



Date:  May 19, 1997                      /s/Thomas D. Gleason
      -----------------                  -------------------------------
                                         Thomas D. Gleason
                                         Chairman & CEO



                                         /s/James S. Bury
                                         -------------------------------
                                         James S. Bury
                                         Vice President of Finance