Form 10-Q
period 1997-07-05
PREMIUMWEAR INC
filed 1997-08-08
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 5, 1997

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

                          ---------------------------


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

         REGISTRANT'S TELEPHONE NUMBER: 1-800-248-0158 OR (612) 943-5000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


         The number of shares of common stock outstanding at August 4, 1997 was 2,319,330.

                                PREMIUMWEAR, INC.


                                      INDEX



                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION
Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets
                  July 5, 1997 and January 4, 1997........................   3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months ended July 5, 1997
                  and July 6, 1996........................................   4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months and Six Months ended July 5, 1997
                  and July 6, 1996........................................   5

                  Notes to Condensed Consolidated Financial Statements....   6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........   7


PART II: OTHER INFORMATION
Item 4.           Submission of Matters to a Vote of Security Holders.....  11
Item 5.           Other Information.......................................  11
Item 6.           Exhibits and Reports on Form 8-K........................  11

                                PREMIUMWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                             July 5,  January 4,
                                                              1997        1997
                                                            --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ............................   $    138    $ 14,030
   Restricted cash ......................................      ---           447
   Accounts receivable, less allowances of $970 and $909       6,498       4,230
   Inventories ..........................................     11,423       9,804
   Prepaid expenses and other ...........................        206         128
                                                            --------    --------
                                                              18,265      28,639
                                                            --------    --------

Property, plant and equipment, less accumulated
   depreciation and amortization of $3,287 and $3,087 ...      1,643       1,617
Deferred taxes, net of valuation allowance of $10,950 ...      ---         ---
                                                            --------    --------

                                                            $ 19,908    $ 30,256
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit borrowings ............................   $  1,924 $     ---
   Current maturities of long-term debt .................          6          23
   Accounts payable .....................................      3,331       4,009
   Accrued payroll and employee benefits ................      1,124       1,050
   Liabilities related to sold assets ...................        996       1,530
   Other accruals .......................................        398         761
                                                            --------    --------
       Total current liabilities ........................      7,779       7,373
                                                            --------    --------

Postretirement medical benefits .........................        701         701
                                                            --------    --------

Shareholders' equity
   Common Stock $.01 par value:
       2,319,330 and 2,163,153 share issued .............         23          22
   Capital in excess of par value .......................     18,364      17,128
   Retained earnings (accumulated deficit) ..............     (6,959)      5,032
                                                            --------    --------
       Total shareholders' equity .......................     11,428      22,182
                                                            --------    --------
                                                            $ 19,908    $ 30,256
                                                            ========    ========

   See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)


                                                      Three Months Ended       Six Months Ended
                                                     --------------------    -------------------
                                                       July 5,    July 6,     July 5,     July 6,
                                                       1997       1996         1997       1996
                                                     --------    --------    --------   --------
REVENUES:
   Net sales .....................................   $  9,210    $ 18,021    $ 18,402   $ 32,717
   Royalties .....................................      ---         1,125       ---        2,269
                                                     --------    --------    --------   --------
                                                        9,210      19,146      18,402     34,986
                                                     --------    --------    --------   --------

EXPENSES:
   Cost of goods sold ............................      6,940      14,610      13,957     26,389
   Selling, general and administrative ...........      1,762       3,815       3,660      7,490
                                                     --------    --------    --------   --------
                                                        8,702      18,425      17,617     33,879
                                                     --------    --------    --------   --------

OPERATING INCOME .................................        508         721         785      1,107

Net interest income (expense) ....................        (21)       (358)         78       (717)
Other ............................................      ---            20           6         33
                                                     --------    --------    --------   --------


Income before taxes and gain on sale of trademarks        487         383         869        423
Gain on sale of trademarks .......................      ---         4,383       ---        4,383
                                                     --------    --------    --------   --------


Income before taxes ..............................        487       4,766         869      4,806

Provision for income taxes .......................        200       1,691         360      1,719
                                                     --------    --------    --------   --------
   NET INCOME ....................................   $    287    $  3,075    $    509   $  3,087
                                                     ========    ========    ========   ========

   NET INCOME PER COMMON SHARE ...................   $   0.12    $   1.47*   $   0.22   $   1.48*
                                                     ========    ========    ========   ========

Weighted average number of shares of common stock
   and common stock equivalents outstanding ......      2,361       2,096       2,349      2,086
                                                     ========    ========    ========   ========


* Includes a one time gain of $1.35 per share relating to the sale of foreign trademarks and royalty earnings of $0.27 per share for the three months ended July 6, 1996, and $1.35 and $0.55, respectively, for the six months ended July 6, 1996.

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)


                                                                      Six Months  Six Months
                                                                        ended       ended
                                                                    July 5, 1997 July 6, 1996
                                                                      --------    --------
OPERATING ACTIVITIES:
   Net income from operations .....................................   $    509    $  3,087
   Reconciling items:
       Depreciation and amortization ..............................        214         529
       Provision for losses on accounts receivable ................         40          75
       Gain on sale of trademarks .................................      ---        (4,383)
       Unearned royalty income ....................................      ---        (1,556)
       Utilization of net operating loss carryforwards ............        278       1,534
       Changes in operating assets and liabilities:
           Receivables ............................................     (2,308)     (1,797)
           Inventories ............................................     (1,619)      6,282
           Prepaid expenses .......................................        (78)        127
           Accounts payable .......................................       (678)       (383)
           Other current liabilities ..............................       (823)        113
                                                                      --------    --------
                Net cash provided by (used in) operating activities     (4,465)      3,628
                                                                      --------    --------

INVESTING ACTIVITIES
   Purchase of property, plant and equipment ......................       (240)       (598)
   Proceeds from sale of trademarks ...............................      ---         5,000
   Deposit received on pending sale of trademarks .................      ---         1,000
                                                                      --------    --------
                Net cash used in investing activities .............       (240)      5,402
                                                                      --------    --------

FINANCING ACTIVITIES
   Net change in short-term borrowings ............................      1,924      (9,164)
   Principal payments on long-term debt and capital
       lease obligations ..........................................        (17)         (9)
   Special cash distribution ......................................    (12,500)      ---
   Proceeds from exercise of stock options ........................        959         149
                                                                      --------    --------
                Net cash used in financing activities .............     (9,634)     (9,024)
                                                                      --------    --------
                Increase (decrease) in cash and cash equivalents ..    (14,339)          6
   Cash and cash equivalents at beginning of period ...............     14,477          62
                                                                      --------    --------
   Cash and cash equivalents at end of period .....................   $    138    $     68
                                                                      ========    ========


See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 5, 1997


1.       Basis of Financial Statement Presentation

         The condensed consolidated financial statements for the three months and six months ended July 5, 1997 of PremiumWear, Inc. (the Company), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

         These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1996 Annual Report to Shareholders and its 1996 Form 10-K, including amendments.

         The results for the interim period presented are not necessarily indicative of results to be expected for the full year due to seasonal aspects of the demand for the Company's product line.

   2.     Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                     July 5,           January 4,
         (000's omitted)              1997               1997
         ---------------            -------            -------

         Raw materials ..........   $ 2,298            $ 1,906
         Work in process.........     2,116              1,265
         Finished goods..........     7,009              6,633
                                    -------            -------
                                    $11,423            $ 9,804
                                    =======             ======

3.       Financing Arrangements

         The Company has a long-term bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At July 5, 1997 $1,924,000 was outstanding and $146,000 was utilized for letters of credit and an additional $3,930,000 was available under the line of credit.

4.       Recently Issued Accounting Standards

         Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of Statement No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on earnings per share amounts or have been anti-dilutive with respect to losses.

         Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of the total of net income and all other nonowner changes in equity, or comprehensive income, either below net income (loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of changes in stockholders' equity. As the Company has had no significant items of other comprehensive income, Statement No. 130 is currently not applicable to the Company.


ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS - SECOND QUARTER

         Due to the September 1996 sale of trade names and trademarks and related assets to Supreme International Corporation (Supreme), consolidated results for the three months and six months ended July 5, 1997 are not comparable to the corresponding period last year. Where applicable in its discussion and analysis of financial condition and results of operations, management has included certain comparisons of the results of its promotional products/corporate identity markets business. However, in the case of selling, general and administrative expenses, no allocation of costs to the sold businesses was done since management believes that any allocations would be entirely subjective in nature and not necessarily indicative of the performance of the remaining business.

         NET SALES of $9,210,000 for the quarter and $18,402,000 for the six months compare to last year's promotional product/corporate identity sales of $6,898,000 and $12,285,000, respectively. The 33% increase for the second quarter and 50% increase for the six months were due to unit volume growth resulting from additional customers and increased business with existing customers. Sales of the former retail and professional golf businesses totaled $11,123,000 in the second quarter last year and $20,432,000 in the first six months of last year.

         The backlog of unfilled orders at the end of the quarter was $1,036,000 compared to $4,673,000 for promotional product/corporate identity business at the same time a year ago. The decrease in order backlog was due to an industry-wide slowdown in order activity experienced midway through the second quarter of 1997 and also to the Company's inability to deliver orders punctually in the latter part of the second quarter last year due to low inventory levels. Over half of last year's backlog was "past due" in relation to customer requested delivery dates.

         All license agreements were included in the September 1996 sale to Supreme and, as a result, the Company no longer has revenue from ROYALTIES.

         GROSS PROFIT in the quarter was 24.6% compared to 18.9% for the same period last year and was 24.2% for the first six months compared to 19.3% for the same period a year ago. This increase was due entirely to the exit from the retail and professional golf businesses, which encountered gross profit erosion during the last two years the Company operated in those channels of distribution. Gross profit of the promotional product/corporate identity business in the second quarter and first six months of this year was comparable to last year's results.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the quarter decreased 54% from the same period last year as a result of cessation of design, merchandising, sales, advertising and other expenses related to the former retail and professional golf businesses. During the quarter the Company achieved a reduction in these expenses as a percent of total revenues, from 19.9% last year to 19.1% this year. For the six months, these expenses were also reduced from 21.4% to 19.9% this year.

         INTEREST EXPENSE decreased significantly during the quarter, from $358,000 last year to $22,000 this year and for the first six months from $717,000 last year to net interest income of $78,000 this year. This interest expense reduction was due to the 1996 sales of trademarks which generated excess funds that were invested in short-term government notes through the first half of the second quarter of 1997.

         At the beginning of 1997, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $20,000,000, which will begin to expire in 2002. $156,000 of the second quarter and $278,000 of the first six months PROVISION FOR INCOME TAXES was credited directly to shareholders' equity in accordance with Fresh Start Reporting.

         CAPITAL RESOURCES AND LIQUIDITY

         The financial condition of the Company is reflected in the following:

                                                   July 5,         January 4,
         (000's omitted)                            1997              1997
         ---------------                            ----              ----

         Working capital..................    $    10,486      $   21,266
         Current ratio....................          2.3:1           3.9:1
         Shareholders' equity.............    $    11,428      $   22,182

         Operating activities during the first six months of 1997 consumed $4,465,000 of cash, primarily due to a $2,308,000 increase in receivables due to increased sales in the second quarter of 1997 compared to sales in the last quarter of 1996. In addition, inventories increased $1,619,000 due to a planned unit inventory increase required to meet sales demand. Capital expenditures primarily include additions of manufacturing equipment and leasehold improvements at the Company's new headquarters offices. A special cash distribution of $5.39 per share, $12,500,000 in the aggregate, was paid to shareholders on March 5, 1997, using proceeds from the 1996 sales of trademarks. In the first six months, the Company received $959,000 from the issuance of 156,177 shares of common stock upon exercise of common stock options by officers, directors and employees. The Company expects to finance continued sales growth through its bank line of credit and management believes alternative sources of capital are available if additional capital resources are required.

         LOOKING FORWARD
         Midway through the second quarter the promotional product/corporate identity business industry experienced an overall sales decline due to unseasonably cool weather in many parts of the country. This also caused the Company's sales orders to decline during the quarter. As a result, management has cut back production requirements during the third quarter and anticipates that third quarter results may be below those of the second quarter.

         CAUTIONARY STATEMENT
         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competitive conditions that currently exist, including the entry into the market by a number of competitors with significantly greater financial resources than the Company, are expected to continue, placing pressure on pricing which could adversely impact sales and gross margins; (ii) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company; (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections;
         (iv) the Company is dependent on its license for the Munsingwear(R) name for the sale of Munsingwear(R) labeled products in the special markets business, and (v) as a licensee, the Company is dependent on the licensor to prosecute trademark infringements. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders:

         On May 14, 1997 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

         (a) (i)  The following persons were elected to the Company's Board of
                  Directors:

                                         Votes For                Votes Withheld
                                         ---------                --------------
                  C. Derek Anderson      2,005,995                    22,484
                  Mark B. Vittert        2,005,895                    22,584

            (ii) The following directors' term of office continued after the meeting:

                  Keith A. Benson
                  Thomas D. Gleason
                  Gerald E. Magnuson
                  William J. Morgan
                  Michael A. Raskin

         (b) The Company's stockholders approved an amendment to the Company's 1995 Stock Plan to bring the plan into compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, by providing for an annual cap on the number of shares granted to an individual of 150,000 shares by a vote of 1,989,247 shares voting in favor, 22,015 shares against, and 17,217 shares abstaining or subject to broker non-votes.

Item 5: Other Information

         On July 25, 1997, David E. Berg was elected President and Chief Operating Officer of the Company. Mr. Berg had been Executive Vice President and Chief Operating Officer. He held numerous sales and sales management positions since beginning his career with Munsingwear, PremiumWear's predecessor company, in 1980. The position of President was vacant since September 1996.

Item 6: Exhibits and Reports on Form 8-K

         (a) Exhibits
             Exhibit 11.1:   Per Share Earnings Computations
             Exhibit 27:  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the period.

                                    * * * * *

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PremiumWear, Inc.
                                                --------------------------------
                                                (Registrant)






     Date:     August 8,1997                    /s/Thomas D. Gleason
               -------------                    --------------------------------
                                                Thomas D. Gleason
                                                Chairman & CEO






                                                /s/James S. Bury
                                                --------------------------------
                                                James S. Bury
                                                Vice President of Finance