Form 10-Q
period 1997-10-04
PREMIUMWEAR INC
filed 1997-11-12
CIK 69067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 4, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________


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

         REGISTRANT'S TELEPHONE NUMBER: (800) 248-0158 OR (612) 943-5000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         The number of shares of common stock outstanding at October 4, 1997 was 2,319,330.

                                PREMIUMWEAR, INC.

                                      INDEX

                                                                       Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         October 4, 1997 and January 4, 1997..............................   3

         Condensed Consolidated Statements of Operations
         for the Three Months and Nine Months ended October 4, 1997
         and October 5, 1996..............................................   4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months and Nine Months ended October 4, 1997
         and October 5, 1996..............................................   5

         Notes to Condensed Consolidated Financial Statements.............   6

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations....................   7


PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  11

                                PREMIUMWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                          October 4,  January 4,
                                                             1997        1997
                                                           --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ...........................   $     99    $ 14,030
   Restricted cash .....................................       --           447
   Accounts receivable, less allowances of $736 and $909      6,740       4,230
   Inventories .........................................      8,583       9,804
   Prepaid expenses and other ..........................        226         128
                                                           --------    --------
                                                             15,648      28,639
                                                           --------    --------
Property, plant and equipment, less accumulated
   depreciation and amortization of $3,395 and $3,087 ..      1,649       1,617
Deferred taxes, net of valuation allowance of $10,950 ..       --          --
                                                           --------    --------
                                                           $ 17,297    $ 30,256
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Line of credit borrowings ...........................   $    648    $   --
   Current maturities of long-term debt ................       --            23
   Accounts payable ....................................      2,178       4,009
   Accrued payroll and employee benefits ...............      1,011       1,050
   Liabilities related to sold assets ..................        739       1,530
   Other accruals ......................................        345         761
                                                           --------    --------
       Total current liabilities .......................      4,921       7,373
                                                           --------    --------
Postretirement medical benefits ........................        701         701
                                                           --------    --------
Shareholders' equity Common Stock $.01 par value:
       2,319,330 and 2,163,153 share issued ............         23          22
   Capital in excess of par value ......................     18,452      17,128
   Retained earnings (accumulated deficit) .............     (6,800)      5,032
                                                           --------    --------
       Total shareholders' equity ......................     11,675      22,182
                                                           --------    --------
                                                           $ 17,297    $ 30,256
                                                           ========    ========

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)

                                                    Three Months Ended        Nine Months Ended
                                                    ------------------        -----------------
                                                   October 4,  October 5,   October 4,  October 5,
                                                      1997        1996         1997       1996
                                                    --------    --------     --------   --------
REVENUES:
   Net sales ....................................   $  7,836    $ 10,194     $ 26,238   $ 42,911
   Royalties ....................................       --           692         --        2,961
                                                    --------    --------     --------   --------
                                                       7,836      10,886       26,238     45,872
                                                    --------    --------     --------   --------

EXPENSES:
   Cost of goods sold ...........................      5,941       8,588       19,898     34,977
   Selling, general and administrative ..........      1,570       2,395        5,230      9,885
                                                    --------    --------     --------   --------
                                                       7,511      10,983       25,128     44,862
                                                    --------    --------     --------   --------

OPERATING INCOME (LOSS) .........................        325         (97)       1,110      1,010

Net interest income (expense) ...................        (51)          6           27       (711)
Other ...........................................          0          17            6         51
                                                    --------    --------     --------   --------

Income (loss) before taxes and gain on
    sale of trademarks ..........................        274         (74)       1,143        350
Gain on sale of trademarks ......................       --         6,245         --       10,627
                                                    --------    --------     --------   --------

Income before taxes .............................        274       6,171        1,143     10,977

Provision for income taxes ......................        115       2,146          475      3,865
                                                    --------    --------     --------   --------
   NET INCOME ...................................   $    159    $  4,025     $    668   $  7,112
                                                    ========    ========     ========   ========
   NET INCOME PER COMMON SHARE-PRIMARY ..........   $   0.07    $   1.87*    $   0.28   $   3.37*
                                                    ========    ========     ========   ========
   NET INCOME PER COMMON SHARE-FULLY DILUTED ....   $   0.07    $   1.86*    $   0.28   $   3.29*
                                                    ========    ========     ========   ========

Weighted average number of shares of common stock
   and common stock equivalents outstanding .....      2,358       2,165        2,344      2,159
                                                    ========    ========     ========   ========


See notes to condensed consolidated financial statements.

* Includes a one-time gain of $1.88 per share relating to the sale of trademarks and royalty earnings of $.16 per share for the three months ended October 5, 1996, and $3.19 and $.71 per share, respectively, for the nine months ended October 5, 1996.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                                    Nine Months  Nine Months
                                                                       ended       ended
                                                                     October 4,  October 5,
                                                                        1997        1996
                                                                      --------    --------
OPERATING ACTIVITIES:
   Net income from operations .....................................   $    668    $  7,112
   Reconciling items:
       Depreciation and amortization ..............................        322         742
       Provision for losses on accounts receivable ................         60         113
       Gain on sale of trademarks .................................       --       (10,627)
       Unearned royalty income ....................................       --        (1,988)
       Utilization of net operating loss carryforwards ............        366       3,413
       Changes in operating assets and liabilities:
           Restricted cash ........................................       --          (650)
           Receivables ............................................     (2,570)      1,744
           Inventories ............................................      1,221       5,594
           Prepaid expenses .......................................        (98)        142
           Accounts payable .......................................     (1,831)       (294)
           Other current liabilities ..............................     (1,246)     (2,436)
       Change in other non-current assets and liabilities .........       --           382
                                                                      --------    --------
                Net cash provided by (used in) operating activities     (3,108)      3,247
                                                                      --------    --------

INVESTING ACTIVITIES
   Purchase of property, plant and equipment ......................       (354)       (691)
   Proceeds from sale of trademarks ...............................       --        23,000
                                                                      --------    --------
                Net cash provided by (used in) investing activities       (354)     22,309
                                                                      --------    --------

FINANCING ACTIVITIES
   Net change in short-term borrowings ............................        648     (10,890)
   Principal payments on long-term debt and capital
       lease obligations ..........................................        (23)        (15)
   Special cash distribution ......................................    (12,500)       --
   Proceeds from exercise of stock options ........................        959         313
                                                                      --------    --------
           Net cash used in financing activities ..................    (10,916)    (10,592)
                                                                      --------    --------
           Increase (decrease) in cash and cash equivalents .......    (14,378)     14,964
   Cash and cash equivalents at beginning of period ...............     14,477          62
                                                                      --------    --------
           Cash and cash equivalents at end of period .............   $     99    $ 15,026
                                                                      ========    ========


See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 4, 1997

1.       Basis of Financial Statement Presentation

         The condensed consolidated financial statements for the three months and nine months ended October 4, 1997 of PremiumWear, Inc. (the Company), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

         These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1996 Annual Report to Shareholders and its 1996 Form 10-K.

         Demand for the Company's products can be affected, among other things, by unseasonal weather patterns, changes in fashion and style trends, and the addition of new customers throughout the year. As a result, interim period results are not necessarily indicative of results to be expected for the full year.

2.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                    October 4,     January 4,
         (000's omitted)               1997           1997
         ---------------               ----           ----

         Raw materials............     $ 2,195      $ 1,906
         Work in process..........         877        1,265
         Finished goods...........       5,511        6,633
                                       -------      -------
                                       $ 8,583      $ 9,804
                                       =======      =======

3.       Financing Arrangements

         The Company has a long-term bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At October 4, 1997 $648,000 was outstanding and $311,000 was utilized for letters of credit and an additional $5,041,000 was available under the line of credit.

4.       Recently Issued Accounting Standards

         Financial Accounting Standards Board Statement No. 128, "Earnings per share (Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). The Company anticipates the implementation of Statement No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents have had no material effect on earnings per share amounts.



ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS - THIRD QUARTER

         Due to the September 1996 sale of trade names and trademarks and related assets to Supreme International Corporation (Supreme), consolidated results for the three months and nine months ended October 4, 1997 are not comparable to the corresponding period last year. Where applicable in its discussion and analysis of financial condition and results of operations, management has included certain comparisons of the results of its promotional products/corporate identity markets business. However, in the case of selling, general and administrative expenses, no allocation of costs to the sold businesses was made since management believes that any allocations would be entirely subjective in nature and not necessarily indicative of the performance of the remaining business.

         Demand for the Company's product is typically strongest in the second and third quarters. However, demand was affected this year by cold weather in late second quarter which adversely affected third quarter sales.

         NET SALES of $7,836,000 for the quarter and $26,238,000 for the nine months compare to last year's promotional product/corporate identity sales of $7,718,000 and $20,003,000, respectively. After experiencing strong net sales growth each of the first two quarters, the Company's third quarter sales were generally flat with the prior year's comparable period, primarily due to an industry-wide sales slowdown at the end of the second quarter and the UPS strike in August. The 31% increase for the nine months was due to unit volume growth in the first six months. Sales of the former retail and professional golf businesses totaled $2,476,000 in the third quarter last year and $22,908,000 in the first nine months of last year.

         The backlog of unfilled orders at the end of the quarter was $2,482,000 compared to $4,136,000 for like sales at the same time a year ago. The decrease in order backlog vs. last year was due to distributors' evolving practice of delaying the placement of orders for future delivery and the Company's inability to deliver orders punctually during the third quarter last year due to low inventory levels.

         All license agreements were included in the September 1996 sale to Supreme and, as a result, the Company no longer has revenue from ROYALTIES.

         GROSS PROFIT for promotional product/corporate identity sales in the quarter was 24.2% compared to 22.9% for the same period last year and 24.2% for the first nine months compared to 23.6% for the same period a year ago. The increase was due to favorable product mix and increased off-shore sourcing which has led to lower unit production cost.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in the quarter decreased 34% from the same period last year as a result of cessation of design, merchandising, sales, advertising and other expenses related to the exited retail and professional golf businesses.

         NET INTEREST EXPENSE during the quarter was higher this year as a result of the 1996 sales of trademarks which generated excess funds through much of the third quarter last year. These excess funds also led to lower interest expense through nine months this year compared to last year.

         In the third quarter of last year, the Company realized a $6,245,000 GAIN ON THE SALE OF TRADEMARKS to Supreme. Nine month results last year also included a $4,382,000 gain from the second quarter sale of trademarks in certain Far East countries.

         At the beginning of 1997, the Company had net operating loss carryforwards for regular federal income tax purposes of approximately $20,000,000, which will begin to expire in 2002. $88,000 of the third quarter and $322,000 of the first nine months PROVISION FOR INCOME TAXES was credited directly to shareholders' equity in accordance with Fresh Start Reporting.

         CAPITAL RESOURCES AND LIQUIDITY

         The financial condition of the Company is reflected in the following:

                                                 October 4,    January 4,
         (000's omitted)                            1997          1997
         ---------------                            ----          ----

         Working capital.....................     $ 10,727      $ 21,266
         Current ratio.......................        3.2:1         3.9:1
         Shareholders' equity................     $ 11,675      $ 22,182

         Operating activities during the first nine months of 1997 consumed $3,108,000 of cash, primarily due to a $2,570,000 increase in receivables due to extended terms selling to certain key customers, a $1,831,000 reduction in accounts payable due to reduced production levels during the third quarter and payoff of $791,000 of liabilities related to the 1996 trademark sales. Inventories were lower by $1,221,000 at the end of the third quarter compared to the beginning of the year as a result of reduced production levels in the third quarter in response to the slowdown in orders experienced in late second quarter. Capital expenditures primarily included additions of manufacturing equipment and second quarter leasehold improvements at the Company's new headquarters offices. A special cash distribution of $5.39 per share, $12,500,000 in the aggregate, was paid to shareholders on March 5, 1997, using proceeds from the 1996 trademark sales. In the first nine months of 1997, the Company received $959,000 from the issuance of 156,177 shares of common stock upon exercise of common stock options by officers, directors and employees. The Company expects to finance continued sales growth through its bank line of credit and management believes alternative sources of capital are available if additional capital resources are required.

         LOOKING FORWARD

         As previously reported, midway through the second quarter the promotional product/corporate identity industry experienced a general sales decline due to unseasonably cool weather in many parts of the country. This also caused the Company's sales orders to decline during the quarter. As a result, management cut back production during the third quarter which led to a $2,840,000 inventory reduction vs. the second quarter this year. The Company has experienced a rebound in its sales order rate and management expects 1997 fourth quarter sales to exceed last year's $6,973,000 for the comparable period. In addition, the Company expects to continue to increase the amount of off-shore production in order to remain competitive and improve margins.

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

                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 11.1:   Per Share Earnings Computations
                  Exhibit 27:  Financial Data Schedule

         (b) The Company filed a report on Form 8-K on September 24, 1997, which reported the adoption of a Shareholders' Rights Agreement by the Board of Directors on July 25, 1997. This Shareholders' Rights Agreement is intended to replace a similar agreement which expires November 12, 1997.

                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PremiumWear, Inc.
                                            (Registrant)

Date: November 11, 1997                     /s/Thomas D. Gleason
                                            Thomas D. Gleason
                                            Chairman & CEO

                                            /s/James S. Bury
                                            James S. Bury
                                            Vice President of Finance