Form 10-K405
period 1998-01-03
PREMIUMWEAR INC
filed 1998-03-27
CIK 69067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    ----------------------------------------

For the fiscal year ended January 3, 1998            Commission File Number 1-63

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                      Name of each exchange
       Title of each class                            on which registered
-------------------------------                      -----------------------
Common Stock, $.01 par value                         New York Stock Exchange
Preferred share purchase rights                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant at March 18, 1998 was $9,869,000, based upon the closing price of $5.1875 per share on that date.

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

       The number of shares of common stock outstanding at March 18, 1998 was 2,319,430.
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Documents incorporated in part by reference in Parts I and II of this report: Portions of PremiumWear, Inc. 1997 Annual Report to Shareholders for the fiscal year ended January 3, 1998.

       Documents incorporated in part by reference in Part III of this report:
Portions of definitive proxy statement for the 1998 Annual Meeting of Shareholders.

       This Form 10-K consists of 47 total pages: The exhibit index is on page
18.

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

       In June 1996, the Company sold its trademarks and pending trademark applications for certain Far Eastern countries to ITOCHU Corporation, Toyobo Co., Ltd., and Descente, Ltd. for $5,000,000 cash. In September 1996, the Company sold all of its rights to its remaining trademarks and certain associated assets relating to the retail and professional golf businesses to Supreme International Corporation for $18,000,000 in cash.

       At the time of the September 1996 trademark sale, the Company changed its name to PremiumWear, Inc. and entered into a license agreement with Supreme International Corporation for the use of the Munsingwear(R) brand in the sale of knit and woven shirts, pants and shorts. The Company sells Munsingwear(R) brand products through promotional products/advertising specialty channels of distribution which includes advertising specialty incentive customers, specialty distributors and uniform market customers. In early 1998, the Company began sales of its own Page & Tuttle(TM) brand of knit golf shirts to the golf pro shop market.

       The Company's principal executive offices are located at 7566 Market Place Drive, Minneapolis, Minnesota 55344-3629, and its telephone number is (612) 943-5000. As used in this document, the term "Company" refers to PremiumWear, Inc. and its subsidiary unless otherwise noted or indicated by the context. At January 3, 1998, the Company had one idle foreign subsidiary.

B.     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company operates in one industry segment, apparel manufacturing. As of January 3, 1998, the Company's foreign operations were not material. Financial information regarding the Company's revenue, operating profit and assets can be found in the Company's audited Financial Statements for the fiscal Year Ended January 3, 1998, included in Exhibit 13 to this Form 10-K.

C.     NARRATIVE DESCRIPTION OF BUSINESS

       Principal Products:

       The Company sells primarily men's knit and woven sport shirts under the Munsingwear(R) label to promotional products/advertising specialty markets customers pursuant to a license from Supreme International Corporation. In early 1998, the Company began selling its own Page & Tuttle(TM) brand of knit golf shirts to the golf pro shop market.

       Methods of Distribution of Products:

       The Company utilizes an independent sales representative firm to solicit orders from promotional products/advertising specialty customers. All products are distributed to customers through the Company's North Carolina distribution facility. The Company plans to use similar sales and distribution methods for its golf pro shop business.

       Sources and Availability of Raw Materials and Products:

       Approximately 60% of the Company's products are manufactured domestically. The other 40% is sourced primarily from manufacturers in the Far East and through the 807 program in Central America. The principal raw materials used in the domestic production process are cotton, synthetic and cotton/synthetic blended goods obtained principally from United States sources. The Company purchases fabrics from approximately five sources. There are currently no major problems in availability of raw materials and alternative sources are available. The Company's Fairmont, NC manufacturing facility includes a raw material warehouse, cutting, sewing and embroidery operations, and a finished goods distribution center. The Company also utilizes contract sewing manufacturers in close proximity to its North Carolina facility and all products, produced both domestically and offshore, are distributed to customers from the North Carolina facility.

       Trademarks and Trade Names:

       The Company is a licensee of the Munsingwear(R) name under a license agreement entered into in September 1996. The license with Supreme International Corporation allows the Company to use the Munsingwear(R) name on knit shirts for an initial term of 20 years and on woven shirts for an initial term of 5 years. For the first 5 years, knit shirt sales are subject to payment of royalties only after annual sales reach a certain aggregate total (at which time license fees are due on all such sales). After 2001, all knit shirt sales are subject to royalty payments. Management expects to reach the annual sales threshold at which royalties are due in 2001. All sales of woven shirts are subject to royalty payments.

       The Company also uses the Page & Tuttle(TM) trademark and filed an application to register it in 1997. The Company began selling golf shirts under the Page & Tuttle(TM) brand in early 1998.

       Seasonal Aspects of the Business:

       Management expects peak shipments to occur in the second and third quarters of the fiscal year.

       Working Capital Practices:

       The Company maintains a secured bank line of credit of $6,000,000 to meet its working capital needs. The bank line of credit is also used for letters of credit that are required for some purchases from Far East sources. The Company allows returns of merchandise as a result of shipping errors, damaged merchandise and for other reasons. Returns have been less than 2% of sales in recent years.

       Customers:

       The Company sells to approximately 2,800 customers. In 1997 and 1996, sales to San Mar Corporation were 16% and 12% of net sales, respectively. In 1997, sales to Alpha Shirt Company were 15% of total net sales. In 1995, no single customer represented more than 10% of total Company sales.

       Backlog of Orders:

       The Company's backlog of unfilled orders at January 3, 1998 was approximately $1,400,000 as compared to $3,800,000 a year ago. The unfilled order backlog consists of orders received for subsequent delivery. However, since it includes orders subject to change for color, size, stock adjustments, extension of delivery dates and cancellation, the unfilled order backlog does not necessarily relate directly to future sales.

       Competition:

       The promotional products/advertising specialty marketplace for apparel is increasingly competitive and is characterized by a number of broad-line companies. The principal methods of competition are pricing, styling, quality (both in material and production), inventory replenishment programs, brand recognition, and customization services such as embroidery. Many of its competitors have greater financial and other resources than the Company.

       Research and Development:

       The Company is involved in limited experimental research activities related to the development of new fabrics and production methods. Research and development expenses, other than for product design, are not significant.

       Environmental Considerations:

       The Company's manufacturing operations are subject to various federal, state and local laws restricting the discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. In 1997, the Company's capital expenditures for environmental control facilities were not significant, and no significant capital expenditures related to environmental issues are projected in 1998.

       Employees:

       As of January 3, 1998, there were 261 employees, none of whom were represented by a union.

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

D.     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

       Sales to foreign customers located outside the United States and its territories for the past three years were not significant.

Item 2. Properties

At January 3, 1998, the Company occupied the following properties:

                                                    Approximate
                                         Square      Percentage        Lease
     Property                            Footage      Utilized        Expires
     --------                            -------      --------        -------

     Minneapolis, MN - Headquarters        7,000        100            2002

     Fairmont, NC - Cutting and
     sewing plant, warehouse and
     distribution center                 139,100         70            Owned

       Management has decided to limit the production capacity of its Fairmont, North Carolina manufacturing facility in order to take advantage of lower unit production costs in offshore locations. Domestic manufacturing remains important in the development and expansion of "quick response" inventory replenishment programs. At January 3, 1998, no facilities were occupied under capitalized leases.

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


                                                                                      Executive
                                                                                      Officer
Name and Age                           Position                                       Since
------------                           --------                                       -----
Thomas D. Gleason (62)      Chief Executive Officer September 1996 to present;         1996
                            Chairman and director of the Company 1995 to
                            present; Vice Chairman of Wolverine World Wide, Inc.
                            (footwear manufacturing and marketing), 1993 through
                            April 17, 1996; Chief Executive Officer of Wolverine
                            World Wide, Inc. from 1972 to 1993.

David E. Berg (41)          President, August 1997 to present; Chief Operating         1995
                            Officer, December 1996 to present; Executive Vice
                            President, Sales & Marketing May 1995 to August
                            1997; Vice President, General Manager, Special
                            Markets, October 1993 to May 1995; Vice President,
                            National Sales Manager, Retail Division, January
                            1990 to October 1993; Vice President, General
                            Manager, Furnishings Division, February 1989 to
                            January 1990.

James S. Bury (54)          Vice President of Finance, December 1996 to present;       1990
                            Vice President and Controller, May 1990 to December
                            1996; Corporate Controller, August 1989 to May 1990;
                            Vice President Finance, Men's Apparel Division,
                            February 1988 to August 1989.

Cynthia L. Boeddeker (40)   Vice President and General Merchandise Manager,            1996
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


                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

       The information required under this caption is incorporated herein by reference to pages 33 and 41 of the 1997 Annual Report to Shareholders. As of March 18, 1998, the Registrant had 896 shareholders of record (excluding beneficial owners of shares held in nominees' accounts).

Item 6. Selected Financial Data

       The information required under this caption is incorporated herein by reference to page 41 of the 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required under this caption is incorporated herein by reference to pages 31 through 33 of the 1997 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       Not applicable.

Item 8. Financial Statements and Supplementary Data

       The information required under this caption is incorporated herein by reference to pages 34 through 41 of the 1997 Annual Report to Shareholders.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

       The information required under this caption is incorporated by reference to the information set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of Registrant's fiscal year ended January 3, 1998.

       Information regarding executive officers is included in Part I of this Report.

Item 11. Executive Compensation

       The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 3, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information required under this caption is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 3, 1998.

Item 13. Certain Relationships and Related Transactions

       The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed within 120 days of the Registrant's fiscal year ended January 3, 1998.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    DOCUMENTS FILED AS PART OF THIS REPORT:

       1. Financial statements, included in cited pages of the 1997 Annual Report to Shareholders, are incorporated by reference in Item 8:

              - Consolidated Statements of Operations for the three years ended January 3, 1998 (page 34).

              - Consolidated Balance Sheets as of January 3, 1998 and January 4, 1997 (page 35).

              - Consolidated Statements of Cash Flows for the three years ended January 3, 1998 (page 36).

              - Consolidated Statements of Shareholders' Equity for the three years ended January 3, 1998 (page 37).

              - Notes to Consolidated Financial Statements (pages 38 through 40).

              -      Report of Independent Public Accountants (page 41).

       2.     Financial Statement Schedules for the three years ended January 3,
              1998.

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

       3.     Exhibits:

              - Exhibit 2 - Plan of Reorganization, as confirmed October 1, 1991 by the United States Bankruptcy Court. (2)

              - Exhibit 3 - Restated Certificate of Incorporation and By-Laws, as amended. (2) (3)

              - Exhibit 4 - Form of Rights Agreement dated as of July 25, 1997, between the Registrant and Norwest Bank Minnesota, N.A.(6).

              - Exhibit 10 - Material Contracts (Management Contracts or Compensatory Plans or Agreements):

                     (A) Employment Agreement with James S. Bury dated April 24, 1990. (1)

                     (B)    The Registrant's 1991 Stock Plan, as amended. (5)

              -      Exhibit 10 - Material Contracts (Other):

                     (C) Purchase and Sale Agreement, dated May 22, 1996, between the Registrant and Supreme International Corporation, as amended. (4)

                     (D) License Agreement, dated September 6, 1996, between the Registrant and Supreme International Corporation. (4)

                     (E) Credit and Security Agreement, dated February 4, 1997, between the Registrant and FBS Business Finance Corporation. (5)

                     (F) Severance Agreement, dated September 6, 1996, between the Registrant and Lowell M. Fisher. (5)

              -      Exhibit 11 - Computation of Per Share Earnings. (7)

              - Exhibit 13 - PremiumWear, Inc. 1997 Annual Report to Shareholders - Such report, except for those portions thereof which are expressly incorporated by reference in this report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing. (7)

              -      Exhibit 23 - Consent of Independent Public Accountants. (7)

              - Exhibit 27 - Financial Data Schedule: Only those periods affected by the new Earnings Per Share calculations pursuant to SAB 98 and SFAS 128 have been restated.

                     27.1 Financial Data Schedule (Fiscal year ended January 3, 1998). (7)

                     27.2 Financial Data Schedule (Fiscal year ended January 4, 1997 and the three months ended July 6, 1996 and October 5, 1996, respectively).(7)

                     ---------------------------------

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

                     (3) Incorporated herein by reference to Form 8-K, dated August 1, 1995 (File No. 1-63).

                     (4)    Incorporated herein by reference to Exhibits 2.1 and
                            2.2 respectively of the Registrant's Form 8-K, dated September 12, 1996 (File No. 1-63).

                     (5)    Incorporated herein by reference to Exhibits 10(B),
                            (G) and (H) respectively of the Registrant's Annual Report on Form 10-K for the year ended January 4, 1997 (File No. 1-63).

                     (6) Incorporated herein by reference to Exhibit 1 of the Registrants' Registration Statement on Form 8-A filed with the SEC, dated September 22, 1997.

                     (7)    Filed herewith.

                     ---------------------------------

(b) REPORTS ON FORM 8-K: Form 8-K, filed September 24, 1997, reported the adoption of a Shareholders' Rights Agreement by the Board of Directors on July 25, 1997. This Shareholders' Rights Agreement replaces a similar agreement which expired on November 12, 1997.

(c)    EXHIBITS: Reference is made to Item 14(a)(3).

(d)    SCHEDULES: Reference is made to Item 14(a)(2).

                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 3, 1998


Column A                    Column B                Column C                 Column D        Column E
--------                    --------                --------                 --------        --------
                                                    Additions
                                            ----------------------------
                            Balance         Charged to
                            Beginning       Costs and         Charged to                    Balance at
Description                 of Year         Expenses          Net Sales     Deductions      End of Year
-----------                 -------         --------          ---------     ----------      -----------
Allowances deducted
from trade receivables
   Allowance for cash
   discounts and other
   customer credits         $   709,000    $  (350,000)(d)    $   42,000    $  83,000 (a)   $ 318,000

   Allowance for
   doubtful accounts            150,000         74,000                 -       54,000 (b)     170,000

   Allowance for
   returns                       50,000              -           457,000      457,000 (c)      50,000
                             ----------     ----------         ---------     --------        --------

                            $   909,000    $  (276,000)       $  499,000    $ 594,000       $ 538,000
                             ==========     ==========         =========     ========        ========
Reserve for liabilities
related to sold assets      $ 1,530,000    $         -        $        -    $ 952,000       $ 578,000
                             ==========     ==========         =========     ========        ========


Notes:
(a)  Discounts allowed and other credits to customers' accounts receivable.
(b)  Uncollectable accounts written off, net of recoveries.
(c)  Returns applied to customers' accounts receivable.
(d)  Credited to bad debt expense.

                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 4, 1997


Column A                    Column B             Column C                 Column D        Column E
--------                    --------             --------                 --------        --------
                                                 Additions
                                         ----------------------------
                            Balance      Charged to
                            Beginning    Costs and         Charged to                    Balance at
Description                 of Year      Expenses          Net Sales     Deductions      End of Year
-----------                 -------      --------          ---------     ----------      -----------
Allowances deducted
from trade receivables
   Allowance for cash
   discounts and other
   customer credits         $ 219,000    $  648,000(d)    $   516,000    $   674,000 (a)  $   709,000

   Allowance for
   doubtful accounts          242,000       (12,000)                -         80,000 (b)      150,000

   Allowance for
   returns                     50,000             -         1,933,000      1,933,000 (c)       50,000
                             --------    ----------        ----------     ----------       ----------

                            $ 511,000   $   636,000       $ 2,449,000    $ 2,687,000      $   909,000
                             ========    ==========        ==========     ==========       ==========
Reserve for
restructuring               $ 193,000   $         -       $         -    $   193,000      $         -
                             ========    ==========       ===========     ==========       ==========

Reserve for
liabilities related to
sold assets                 $       -   $ 4,437,000 (d)   $         -    $ 2,907,000      $ 1,530,000
                             ========    ==========        ==========     ==========       ==========


Notes:
 (a)  Discounts allowed and other credits to customers' accounts receivable.
 (b)  Uncollectable accounts written off, net of recoveries.
 (c)  Returns applied to customers' accounts receivable.
 (d)  Charged against gain on sales of trademarks.

                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 6, 1996


Column A                    Column B             Column C                 Column D        Column E
--------                    --------             --------                 --------        --------
                                                 Additions
                                         ----------------------------
                            Balance      Charged to
                            Beginning    Costs and         Charged to                    Balance at
Description                 of Year      Expenses          Net Sales     Deductions      End of Year
-----------                 -------      --------          ---------     ----------      -----------
Allowances deducted
from trade receivables
   Allowance for cash
   discounts and other
   customer credits         $ 192,000    $  (8,000)        $   250,000   $   215,000 (a)  $ 219,000

   Allowance for
   doubtful accounts          200,000       62,000                   -       120,000 (b)    242,000

   Allowance for
   returns                     50,000            -           1,972,000     1,972,000 (c)     50,000
                             --------     --------          ----------    ----------       --------

                            $ 422,000    $ 154,000         $ 2,222,000   $ 2,307,000      $ 511,000
                             ========     ========          ==========    ==========       ========
Reserve for
facility closing            $  37,000    $ (23,000)        $         -   $    14,000      $       -
                             ========     ========          ==========    ==========       ========

Reserve for
restructuring               $       -    $ 519,000         $         -   $   326,000      $ 193,000
                             ========     ========          ==========    ==========       ========


(a)   Discounts allowed and other credits to customers' accounts receivable.
(b)   Uncollectable accounts written off, net of recoveries.
(c)   Returns applied to customers' accounts receivable.

                        [ARTHUR ANDERSEN LLP LETTERHEAD]




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PremiumWear, Inc. and subsidiary included in the Company's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 20, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Minneapolis, Minnesota
February 20, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                          PREMIUMWEAR, INC.

Date:  MARCH 27, 1998                     By:   /S/ THOMAS D. GLEASON
                                              ----------------------------------
                                                Thomas D. Gleason,
                                                Chairman and
                                                Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME                           TITLE
---------------------------    -----------------------------------------------

/S/THOMAS D. GLEASON           Chairman and Chief Executive Officer               March 27, 1998
---------------------------    (principal executive officer) and Director
Thomas D. Gleason


/S/JAMES S. BURY               Vice President of Finance                          March 27, 1998
---------------------------
James S. Bury


/S/C. D. ANDERSON              Director                                           March 27, 1998
---------------------------
C. D. Anderson


/S/KEITH A. BENSON             Director                                           March 27, 1998
---------------------------
Keith A. Benson


/S/GERALD E. MAGNUSON          Director                                           March 27, 1998
---------------------------
Gerald E. Magnuson


/S/MARK B. VITTERT             Director                                           March 27, 1998
---------------------------
Mark B. Vittert


                                  EXHIBIT INDEX



Exhibit No.    Exhibit                                                 Page No.
------------   -----------------------------------------------------   ---------

11             Computation of Per Share Earnings.                            19

13             PremiumWear, Inc. 1997 Annual Report to Shareholders.      20-43

21             Subsidiary of the Registrant.                                 44

23             Consent of Independent Public Accountants.                    45

27.1           Financial Data Schedule.                                      46

27.2           Financial Data Schedule.                                      47