Form 10-Q
period 1998-04-04
PREMIUMWEAR INC
filed 1998-05-12
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 4, 1998

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         ------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ___

         The number of shares of common stock outstanding at May 4, 1998 was 2,319,530.

                      This Form 10-Q consists of 13 pages.

                                PREMIUMWEAR, INC.


                                      INDEX


                                                                    Page No.
                                                                    --------

PART I:    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets
           April 4, 1998 and January 3, 1998.........................  3

           Condensed Consolidated Statements of Operations
           for the Three Months ended April 4, 1998
           and April 5, 1997.........................................  4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months ended April 4, 1998
           and April 5, 1997.........................................  5

           Notes to Condensed Consolidated Financial Statements......  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............  8


PART II:   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K.......................... 11
           Exhibit 27 - Financial Data Schedule...................... 13

                                PREMIUMWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                              April 4,      January 3,
                                                                1998          1998
                                                              --------      --------
                                                            (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ............................     $  2,081      $  2,870
   Accounts receivable, less allowances of $542 and $538         6,621         4,199
   Inventories ..........................................        8,691         8,590
   Prepaid expenses and other ...........................          368           279
                                                              --------      --------
       Total current assets .............................       17,761        15,938
                                                              --------      --------

Property, plant and equipment, less accumulated
   depreciation and amortization of $3,450 and $3,329 ...        1,568         1,613
                                                              --------      --------
                                                              $ 19,329      $ 17,551
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................     $  4,259      $  2,821
   Accrued payroll and employee benefits ................        1,106         1,034
   Liabilities related to sold assets ...................          414           578
   Other accruals .......................................          391           356
                                                              --------      --------
       Total current liabilities ........................        6,170         4,789
                                                              --------      --------

Postretirement benefits .................................          709           709
                                                              --------      --------

Shareholders' equity:
   Common Stock, $.01 par value:
       2,319,530 and 2,319,330 shares issued ............           23            23
   Capital in excess of par value .......................       18,802        18,661
   Accumulated deficit ..................................       (6,375)       (6,631)
                                                              --------      --------
       Total shareholders' equity .......................       12,450        12,053
                                                              --------      --------
                                                              $ 19,329      $ 17,551
                                                              ========      ========

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)

                                                                    Three Months Ended
                                                               April 4, 1998   April 5, 1997
                                                               -------------   -------------
                                                                        (Unaudited)
REVENUES:

   Net sales .................................................     $9,350          $9,192
                                                                   ------          ------

EXPENSES:
   Cost of goods sold ........................................      6,738           7,017
   Selling, general and administrative .......................      2,193           1,898
                                                                   ------          ------
                                                                    8,931           8,915
                                                                   ------          ------

OPERATING INCOME .............................................        419             277

Net interest income ..........................................         17              99
Other ........................................................          1               6
                                                                   ------          ------

Income before taxes ..........................................        437             382

Provision for income taxes ...................................        181             160
                                                                   ------          ------
   NET INCOME ................................................     $  256          $  222
                                                                   ======          ======

   NET INCOME PER COMMON SHARE:
       BASIC .................................................     $ 0.11          $ 0.10
                                                                   ======          ======
       DILUTED ...............................................     $ 0.11          $ 0.10
                                                                   ======          ======

Weighted average number of shares of common stock outstanding       2,319           2,279
Common stock equivalents outstanding .........................         47              17
                                                                   ------          ------
Weighted average number of shares of common stock
   and common stock equivalents outstanding ..................      2,366           2,296
                                                                   ======          ======

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)


                                                                     Three Months Ended
                                                               April 4, 1998    April 5, 1997
                                                               -------------    -------------
OPERATING ACTIVITIES:
   Net income..................................................   $    256        $    222
   Reconciling items:
       Depreciation and amortization ..........................        121             106
       Provision for losses on accounts receivable ............         27              20
       Utilization of net operating loss carryforwards ........        140             122
       Changes in operating assets and liabilities:
           Receivables ........................................     (2,449)         (2,038)
           Inventories ........................................       (101)         (1,471)
           Prepaid expenses ...................................        (89)           (130)
           Accounts payable ...................................      1,438           1,414
           Other current liabilities ..........................        (57)           (373)
                                                                  --------        --------
       Net cash used in operating activities ..................       (714)         (2,128)
                                                                  --------        --------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ..................        (76)            (40)
                                                                  --------        --------

FINANCING ACTIVITIES:
   Principal payments on long-term debt and capital
       lease obligations ......................................         --             (11)
   Special cash distribution ..................................         --         (12,500)
   Proceeds from exercise of stock options ....................          1             958
                                                                  --------        --------
       Net cash provided by (used in) financing activities ....          1         (11,553)
                                                                  --------        --------
       Decrease in cash and cash equivalents ..................       (789)        (13,721)
   Cash and cash equivalents at beginning of period ...........      2,870          14,477
                                                                  --------        --------
   Cash and cash equivalents at end of period .................   $  2,081        $    756
                                                                  ========        ========

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 4, 1998


1.       Basis of Financial Statement Presentation

         The condensed consolidated financial statements for the three months ended April 4, 1998 of PremiumWear, Inc. (the Company), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

         These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1997 Annual Report to Shareholders and its 1997 Form 10-K.

2.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                     April 4,         January 3,
         (In thousands)                                1998              1998
         --------------                                ----              ----

         Raw materials........................     $     1,557      $    1,751
         Work in process......................           2,340           1,825
         Finished goods.......................           4,794           5,014
                                                   -----------      ----------
                                                   $     8,691      $    8,590
                                                   ===========      ==========

3.       Financing Arrangements

         The Company has a long-term bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At April 4, 1998, $6,000,000 was available under the line of credit and no amounts were utilized for borrowings or letters of credit.

4.       Net Income per Common Share

         Net income per common share was computed as follows:

                                                                 Three Months Ended
                                                          April 4, 1998     April 5, 1997
                                                          -------------     -------------
         Basic Earnings Per Share:
           Weighted average number of common shares
              outstanding ...............................    2,319,000        2,279,000
                  Net income ............................   $  256,000       $  222,000

                  Net income per common share ...........   $     0.11       $     0.10
                                                            ==========       ==========

         Diluted Earnings Per Share:
           Weighted average number of common shares
              outstanding ...............................    2,319,000        2,279,000
           Common share equivalents from assumed exercise
              of options ................................       47,000           17,000
                                                            ----------       ----------

                  Total shares ..........................    2,366,000        2,296,000

                  Net income ............................   $  256,000       $  222,000

                  Net income per common share and common
                    share equivalents ...................   $     0.11       $     0.10
                                                            ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FIRST QUARTER

NET SALES of $9,350,000 during the first quarter of 1998 increased 2% over sales of $9,192,000 for the same period last year. While sales to distributors decreased 23% from the 1997 first quarter, sales to advertising specialty dealers and uniform customers increased 63% over last year's comparable period. Sales to distributors declined due to the current inventory management practice of purchasing goods close to the time of sale compared to the early 1997 practice of some distributors filling the "pipeline". Sales of the Company's new Page & Tuttle(TM) golf line were minimal during the quarter, as planned.

Order backlog totaled $3,800,000 vs. $2,500,000 at the same time last year, an increase of 52%, and was primarily due to strong response to the Company's 1998 special markets product line.

GROSS MARGIN in the quarter was 27.9% vs. 23.7% in the first quarter last year. The improvement was due to lower unit costs as a result of increased offshore sourcing, improved product mix and more favorable balance between distributor/ASI dealer volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE in the quarter increased to 23.5% of sales from 20.6% in the first quarter of last year. The increase was due to additional staffing in planning and customer service in efforts to improve inventory control and customer response time, as well as startup expenses related to the new Page & Tuttle(TM) golf line. Management has also committed more resources to advertising in 1998 than in 1997.

NET INTEREST INCOME during the quarter was $17,000 compared to $99,000 in the first quarter of last year. In 1997, the Company realized interest income prior to the March 5, 1997 payment of the $12,500,000 special cash distribution.

At the beginning of 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,000,000, which will begin to expire in 2002. $140,000 of the first quarter PROVISION FOR INCOME TAXES was credited directly to shareholders' equity in accordance with Fresh Start Reporting.

CAPITAL RESOURCES AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                                    April 4,     January 3,
(In thousands)                                        1998         1998
--------------                                        ----         ----

Working capital................................     $11,591      $11,149
Current ratio..................................       2.9:1        3.3:1
Shareholders' equity...........................     $12,450      $12,053

As reported in the Condensed Consolidated Statements of Cash Flows, operating activities during the first three months of 1998 consumed $714,000 of cash, primarily the result of a $2,449,000 increase in receivables due to higher sales in the first quarter of 1998 compared to the last quarter of 1997. This increase in receivables was partially offset by a $1,438,000 increase in accounts payable related to raw materials purchased to support increased production levels.

LOOKING FORWARD

Management continues to focus on the following priorities:
        -    Sales growth
        -    Improved profitability
        -    Re-entry into the golf apparel market

Management expects 1998 sales growth similar to the 1997 increase when sales rose 25% over the prior year's level. Growth is expected as a result of the addition of new customers, increased volume with existing customers and re-entry into the golf market. Management projects net income to grow at a rate similar to or higher than the expected 1998 sales growth. Gross margin will benefit from lower unit costs due to increased offshore sourcing which coupled with higher sales levels will lead to increased net income. Initially, the Company will experience increased selling, general and administrative expenses as a result of startup expenses and higher selling costs associated with the new golf business. Capital expenditures are expected to be less than $1,000,000 and will primarily be for information systems improvements and the installation of manufacturing equipment and processes designed to lower production costs and reduce production cycle times. Funds for capital expenditures and a moderate increase in inventory level to meet the anticipated sales demand are expected to come from operations and the Company's bank line of credit. In addition, management expects to pursue opportunities through development of additional brands and products as well as acquisitions.

CAUTIONARY STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competitive conditions that currently exist, including the entry into the market by a number of competitors with significantly greater financial resources than the Company, are expected to continue, placing pressure on pricing which could adversely impact sales and gross margins; (ii) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company; (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections; (iv) the Company is a licensee of the Munsingwear(R) name and maintaining a harmonious working relationship with the licensor is important for continued successful development of the special markets business and, (v) as a licensee, the Company is dependent on the licensor to adequately promote the brand and defend it from trademark infringement. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION




Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibits
                Exhibit 27:   Financial Data Schedule

          (b)   No reports on Form 8-K were filed during the period.

                                    * * * * *

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        PremiumWear, Inc.
                                        ----------------------------------------
                                        (Registrant)





Date:     May 12, 1998                  /s/Thomas D. Gleason
       -------------------              ----------------------------------------
                                        Thomas D. Gleason
                                        Chairman & CEO





                                        /s/James S. Bury
                                        ----------------------------------------
                                        James S. Bury
                                        Vice President of Finance