Form 10-Q
period 1998-07-04
PREMIUMWEAR INC
filed 1998-08-10
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 4, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________


                           -------------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___


         The number of shares of common stock outstanding at August 7, 1998 was 2,319,530.

                      This Form 10-Q consists of 13 pages.

                                PREMIUMWEAR, INC.


                                      INDEX



                                                                        Page No.
                                                                        --------

PART I:           FINANCIAL INFORMATION
Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets
                  July 4, 1998 and January 3, 1998........................  3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months ended July 4, 1998
                  and July 5, 1997........................................  4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months ended July 4, 1998
                  and July 5, 1997........................................  5

                  Notes to Condensed Consolidated Financial Statements....  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........  7


PART II:          OTHER INFORMATION
Item 5.           Other Information....................................... 11
Item 6.           Exhibits and Reports on Form 8-K........................ 11
                  Exhibit 27 - Financial Data Schedule.................... 13

                                PREMIUMWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts unaudited and in thousands, except share data)

                                                            July 4,   January 3,
                                                             1998        1998
                                                           --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ............................  $  1,825    $  2,870
   Accounts receivable, less allowances of $636 and $538      7,605       4,199
   Inventories ..........................................     9,103       8,590
   Prepaid expenses and other ...........................       289         279
                                                           --------    --------
       Total current assets .............................    18,822      15,938
                                                           --------    --------

Property, plant and equipment, less accumulated
   depreciation and amortization of $3,548 and $3,329 ...     1,508       1,613
                                                           --------    --------
                                                           $ 20,330    $ 17,551
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................  $  4,333    $  2,821
   Accrued payroll and employee benefits ................     1,316       1,034
   Liabilities related to sold assets ...................       407         578
   Other accruals .......................................       410         356
                                                           --------    --------
       Total current liabilities ........................     6,466       4,789
                                                           --------    --------

Postretirement medical benefits .........................       709         709
                                                           --------    --------

Shareholders' equity
   Common Stock $.01 par value:
       2,319,530 and 2,319,330 shares issued ............        23          23
   Additional paid-in capital ...........................    19,047      18,661
   Accumulated deficit ..................................    (5,915)     (6,631)
                                                           --------    --------
       Total shareholders' equity .......................    13,155      12,053
                                                           --------    --------
                                                           $ 20,330    $ 17,551
                                                           ========    ========

   See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts unaudited and in thousands, except share data)

                                           Three Months Ended        Six Months Ended
                                           July 4,     July 5,      July 4,     July 5,
                                            1998        1997         1998        1997
                                          --------    --------     --------    --------
REVENUES:
   Net sales .........................    $ 12,938    $  9,210     $ 22,288    $ 18,402

EXPENSES:
   Cost of goods sold ................       9,690       6,940       16,428      13,957
   Selling, general and administrative       2,512       1,762        4,705       3,660
                                          --------    --------     --------    --------
                                            12,202       8,702       21,133      17,617
                                          --------    --------     --------    --------

OPERATING INCOME .....................         736         508        1,155         785

Interest income (expense), net .......          30         (21)          47          78
Other ................................        --          --              1           6
                                          --------    --------     --------    --------


Income before income taxes ...........         766         487        1,203         869

Provision for income taxes ...........         306         200          487         360
                                          --------    --------     --------    --------
   NET INCOME ........................    $    460    $    287     $    716    $    509
                                          ========    ========     ========    ========

   NET INCOME PER COMMON SHARE:
       BASIC .........................    $   0.20    $   0.12     $   0.31    $   0.22
                                          ========    ========     ========    ========
       DILUTED .......................    $   0.19    $   0.12     $   0.30    $   0.22
                                          ========    ========     ========    ========

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                               Six Months    Six Months
                                                                 ended         ended
                                                              July 4, 1998  July 5, 1997
                                                               --------      --------
OPERATING ACTIVITIES:
   Net income ............................................     $    716      $    509
   Reconciling items:
       Depreciation and amortization .....................          237           214
       Provision for losses on accounts receivable .......           55            40
       Deferred taxes ....................................          385           278
       Changes in operating assets and liabilities:
           Receivables ...................................       (3,461)       (2,308)
           Inventories ...................................         (513)       (1,619)
           Prepaid expenses and other ....................          (10)          (78)
           Accounts payable ..............................        1,512          (678)
           Other current liabilities .....................          165          (823)
                                                               --------      --------
       Net cash used in operating activities .............         (914)       (4,465)
                                                               --------      --------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............         (132)         (240)
                                                               --------      --------

FINANCING ACTIVITIES:
   Net change in short-term borrowings ...................         --           1,924
   Principal payments on long-term debt and capital
       lease obligations .................................         --             (17)
   Special cash distribution .............................         --         (12,500)
   Proceeds from exercise of stock options ...............            1           959
                                                               --------      --------
       Net cash provided by (used in) financing activities            1        (9,634)
                                                               --------      --------

       Decrease in cash and cash equivalents .............       (1,045)      (14,339)
   Cash and cash equivalents at beginning of period ......        2,870        14,477
                                                               --------      --------
   Cash and cash equivalents at end of period ............     $  1,825      $    138
                                                               ========      ========


See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 4, 1998


   1.    Basis of Financial Statement Presentation

         The condensed consolidated financial statements for the three months and six months ended July 4, 1998 of PremiumWear, Inc. (the Company), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

         These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1997 Annual Report to Shareholders and its 1997 Form 10-K, including amendments.

   2.    Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                       July 4,       January 3,
         (000's omitted)                                1998            1998
         ---------------                                ----            ----

         Raw materials...........................    $  1,897        $  1,751
         Work in process.........................       2,841           1,825
         Finished goods..........................       4,365           5,014
                                                        -----           -----
                                                     $  9,103        $  8,590
                                                        =====           =====

   3.    Financing Arrangements

         The Company has a long-term bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At July 4, 1998 $214,000 was utilized for letters of credit and an additional $5,786,000 was available under the line of credit.

   4.    Net Income per Common Share

         Net Income per common share was computed as follows:

                                                                Three Months Ended            Six Months Ended
                                                              July 4,        July 5,        July 4,        July 5,
                                                               1998           1997           1998           1997
                                                               ----           ----           ----           ----
         Basic Earnings Per Share:
           Weighted average number of
             common shares outstanding....................    2,320,000     2,319,000     2,319,000      2,299,000
                Net income................................ $    460,000  $    287,000  $    716,000  $     509,000
                Net income per common
                  share................................... $       0.20  $       0.12  $       0.31  $        0.22
                                                            ===========   ===========   ===========   ============

         Diluted Earnings Per Share:
           Weighted average number of
             common shares outstanding....................    2,320,000     2,319,000     2,319,000      2,299,000
           Common share equivalents from
             assumed exercise of options..................       47,000        42,000        46,000         50,000
                                                           ------------  ------------  ------------  -------------

                Total shares..............................    2,367,000     2,361,000     2,365,000      2,349,000

                Net income................................ $    460,000  $    287,000  $    716,000  $     509,000

                Net income per common share
                  and common share equivalents............ $       0.19  $       0.12  $       0.30  $        0.22
                                                            ===========   ===========   ===========   ============

 ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS - SECOND QUARTER

         NET SALES for the quarter and six month periods in 1998 increased 40% and 21%, respectively, compared to the comparable 1997 periods. Sales to wholesale distributors were up 50% in the quarter, helped by the addition of a new customer, and sales to other customers were up 16%. For the six month period, sales to distributors increased 11% while sales to other customers increased 34% compared to the same period last year. Sales of the Company's new Page & Tuttle(TM) golf line, which was introduced at the PGA Show in Orlando in January 1998, were not significant during the quarter or first six months of 1998.

         The backlog of unfilled orders at the end of the 1998 second quarter was $3,500,000 compared to $1,036,000 at the same time last year. The increase in order backlog was due primarily to increased orders from distributors and other customers.

         GROSS PROFIT increased from comparable 1997 period results. For the quarter, gross margin improved from 24.6% last year to 25.1% this year, primarily due to increased offshore sourcing which led to lower unit costs. For the six month period, gross margin increased from 24.2% last year to 26.3% this year, also due to the increased offshore sourcing during the entire period. Golf sales, while small, helped gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 42.6% and 28.6%, respectively, during the quarter and six month periods of 1998 as a result of the volume effect on certain sales related costs such as commissions, advertising, royalties and distribution expenses. As a percent of sales, selling, general and administrative expenses were 19.4% and 21.1%, respectively, for the quarter and six month periods of 1998. This compares to 19.1% and 19.9%, respectively, for the same periods last year.

         During the quarter, the Company realized NET INTEREST INCOME as a result of excess funds invested throughout the period, primarily due to effective inventory management. At the end of the quarter, inventories totaled $9.1 million compared to $11.4 million at the same time last year. For the six month period, net interest income declined compared to 1997 due to funds which were invested last year from the time of the Company's September 1996 sale of trademarks to the early March 1997 $12.5 million special cash distribution to shareholders.

         At the beginning of 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,000,000, which will begin to expire in 2002. $385,000 of the first six months PROVISION FOR INCOME TAXES was credited directly to shareholders' equity in accordance with Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which was implemented at the time of the Company's 1991 reorganization.

         The Company expects to finance continued sales growth through profits and its bank line of credit and management believes alternative sources of capital are available if additional resources are required.

         CAPITAL RESOURCES AND LIQUIDITY

         The financial condition of the Company is reflected in the following:

                                                         July 4,      January 3,
         (000's omitted)                                  1998           1998
         ---------------                                  ----           ----

         Working capital...............................$  12,356      $ 11,149
         Current ratio.................................    2.9:1         3.3:1
         Shareholders' equity..........................$  13,155      $ 12,053

         During the first six months of 1998 operating activities used $914,000 of cash, primarily due to increased receivables from higher sales levels, increased inventory levels and incentive payments related to the 1996 sale of assets. These uses of cash were partially offset by higher accounts payable due to increased production and offshore sourcing levels as compared to the end of 1997. The Company expects to incur additional expenses of approximately $407,000 due to operational changes resulting from the 1996 sale of trade names and trademarks. The Company's provision for income taxes included a non-cash charge of $385,000. In accordance with SOP 90-7, as net operating loss carryforwards are realized, the Company reports no benefit in its statement of operations, but rather they are reported as a direct credit to shareholders' equity. Capital expenditures were $132,000, primarily for production support equipment, information systems equipment and software and market show display equipment.

         LOOKING FORWARD

         Management continues to focus on the following priorities:
                  -    Sales growth
                  -    Improved profitability
                  - Re-entry into the golf apparel market using the new Page & Tuttle(TM) line

         Management expects sales growth for the balance of 1998 will generally be comparable to that experienced in the first six months, when sales increased 21% vs. the same period last year. Growth is expected to come from the addition of new customers, increased volume with existing customers and re-entry into the golf market with the introduction of the Company's new Page & Tuttle(TM) line. Net income for the last six months of 1998 is expected to grow at a rate similar to or higher than the expected 1998 sales growth and could approximate the rate of growth in profits in the first half of the year. Gross margin will continue to benefit from lower unit costs due to increased offshore sourcing and higher margin Page & Tuttle(TM) sales. Capital expenditures are expected to be approximately $500,000 and will primarily be for information systems improvements and the installation of manufacturing equipment and processes designed to lower production costs and reduce production cycle times. Funds for capital expenditures and an increase in inventory level to meet anticipated sales demand and improve customer order fulfillment are expected to come from operations and the Company's bank line of credit.

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

                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION


   Item 5:    Other Information

              As disclosed in this year's Proxy Statement, the deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is December 3, 1998. Additionally, if the Company receives notice of a separate shareholder proposal before February 12, 1999 or after March 14, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

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






                                           PremiumWear, Inc.
                                           ------------------------------
                                           (Registrant)





     Date:     August 10, 1998             /s/Thomas D. Gleason
               ----------------------      ------------------------------
                                           Thomas D. Gleason
                                           Chairman & CEO






                                           /s/James S. Bury
                                           ------------------------------
                                           James S. Bury
                                           Vice President of Finance
                                           (Principal Accounting Officer)