Form 10-Q
period 1998-10-03
PREMIUMWEAR INC
filed 1998-11-10
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 3, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                      -------------------------------------

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

      The number of shares of common stock outstanding at November 2, 1998 was 2,339,530.

                      This Form 10-Q consists of 15 pages.

                                PREMIUMWEAR, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------

PART I:   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets
          October 3, 1998 and January 3, 1998...............................   3

          Condensed Consolidated Statements of Operations
          for the Three Months and Nine Months ended October 3, 1998
          and October 4, 1997...............................................   4

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months ended October 3, 1998
          and October 4, 1997...............................................   5

          Notes to Condensed Consolidated Financial Statements..............   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................   8


PART II:  OTHER INFORMATION
Item 5.   Other Information.................................................  13

Item 6.   Exhibits and Reports on Form 8-K..................................  13
          Exhibit 27- Financial Data Schedule...............................  15

                                PREMIUMWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts unaudited and in thousands, except share data)

                                                                   October 3,    January 3,
                                                                     1998           1998
                                                                   ---------     ---------
ASSETS
Current assets:
   Cash and cash equivalents .................................     $   2,553     $   2,870
   Accounts receivable, less allowances of $566 and $538 .....         6,026         4,199
   Inventories ...............................................         9,872         8,590
   Prepaid expenses and other ................................           432           279
                                                                   ---------     ---------
         Total current assets ................................        18,883        15,938
                                                                   ---------     ---------

Property, plant and equipment, less accumulated
   depreciation and amortization of $3,660 and $3,329 ........         1,412         1,613
                                                                   ---------     ---------
                                                                   $  20,295     $  17,551
                                                                   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................     $   3,572     $   2,821
   Accrued payroll and employee benefits .....................         1,558         1,034
   Liabilities related to sold assets ........................           401           578
   Other accruals ............................................           448           356
                                                                   ---------     ---------
         Total current liabilities ...........................         5,979         4,789
                                                                   ---------     ---------

Postretirement medical benefits ..............................           709           709
                                                                   ---------     ---------

Shareholders' equity Common Stock $.01 par value:
         2,319,530 and 2,319,330 shares issued and outstanding            23            23
   Additional paid-in capital ................................        11,738        11,193
   Retained earnings .........................................         1,846           837
                                                                   ---------     ---------
         Total shareholders' equity ..........................        13,607        12,053
                                                                   ---------     ---------
                                                                   $  20,295     $  17,551
                                                                   =========     =========

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)

                                          Three Months Ended         Nine Months Ended
                                         Oct 3,       Oct 4,        Oct 3,       Oct 4,
                                          1998         1997          1998         1997
                                        --------     --------      --------     --------
Net sales .........................     $ 10,719     $  7,836      $ 33,007     $ 26,238
Cost of goods sold ................        7,963        5,941        24,391       19,898
                                        --------     --------      --------     --------
GROSS MARGIN ......................        2,756        1,895         8,616        6,340

Selling, general and administrative        2,312        1,570         7,017        5,230
                                        --------     --------      --------     --------
OPERATING INCOME ..................          444          325         1,599        1,110

Interest income (expense), net ....           47          (51)           94           27
Other .............................            6           --             7            6
                                        --------     --------      --------     --------

INCOME BEFORE INCOME TAXES ........          497          274         1,700        1,143

Provision for income taxes ........          204          115           691          475
                                        --------     --------      --------     --------
   NET INCOME .....................     $    293     $    159      $  1,009     $    668
                                        ========     ========      ========     ========

   NET INCOME PER COMMON SHARE:
         BASIC ....................     $   0.13     $   0.07      $   0.44     $   0.28
                                        ========     ========      ========     ========
         DILUTED ..................     $   0.12     $   0.07      $   0.42     $   0.28
                                        ========     ========      ========     ========

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                                          Nine Months Ended
                                                                  October 3, 1998    October 4, 1997
                                                                  ---------------    ---------------
OPERATING ACTIVITIES:
   Net income ..............................................        $    1,009         $      668
   Reconciling items:
         Depreciation and amortization .....................               349                322
         Provision for losses on accounts receivable .......                83                 60
         Deferred taxes ....................................               544                366
         Changes in operating assets and liabilities:
               Accounts receivable .........................            (1,910)            (2,570)
               Inventories .................................            (1,282)             1,221
               Prepaid expenses and other ..................              (153)               (98)
               Accounts payable ............................               751             (1,831)
               Other current liabilities ...................               439             (1,246)
                                                                    ----------         ----------
         Net cash used in operating activities .............              (170)            (3,108)
                                                                    ----------         ----------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............              (148)              (354)
                                                                    ----------         ----------

FINANCING ACTIVITIES:
   Net change in short-term borrowings .....................                --                648
   Principal payments on long-term debt and capital
         lease obligations .................................                --                (23)
   Special cash distribution ...............................                --            (12,500)
   Proceeds from exercise of stock options .................                 1                959
                                                                    ----------         ----------
         Net cash provided by (used in) financing activities                 1            (10,916)
                                                                    ----------         ----------

         Decrease in cash and cash equivalents .............              (317)           (14,378)
   Cash and cash equivalents at beginning of period ........             2,870             14,477
                                                                    ----------         ----------
   Cash and cash equivalents at end of period ..............        $    2,553         $       99
                                                                    ==========         ==========

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 3, 1998

1.    Basis of Financial Statement Presentation

      The condensed consolidated financial statements for the three months and nine months ended October 3, 1998 of PremiumWear, Inc. (the Company), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1997 Annual Report to Shareholders and its 1997 Form 10-K.

2.    Reclassifications

      Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

3.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                  October 3,        January 3,
      (000's omitted)                                1998              1998
      ---------------                                ----              ----

      Raw materials...........................   $   2,132         $   1,751
      Work in process.........................       1,718             1,825
      Finished goods..........................       6,022             5,014
                                                     -----             -----
                                                 $   9,872         $   8,590
                                                     =====             =====

4.    Financing Arrangements

      The Company has a long-term bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At October 3, 1998 $367,000 was utilized for letters of credit and an additional $5,633,000 was available under the line of credit.

5.    Net Income per Common Share

      Net Income per common share was computed as follows:

                                                     Three Months Ended           Nine Months Ended
                                                   Oct 3,         Oct 4,         Oct 3,         Oct 4,
                                                    1998           1997           1998           1997
                                                 ----------     ----------     ----------     ----------
      Basic Earnings Per Share:
         Weighted average number of
           common shares outstanding .......      2,320,000      2,319,000      2,319,000      2,306,000
              Net income ...................     $  293,000     $  159,000     $1,009,000     $  668,000
              Net income per common
                share ......................     $     0.13     $     0.07     $     0.44     $     0.28
                                                 ==========     ==========     ==========     ==========

      Diluted Earnings Per Share:
         Weighted average number of
           common shares outstanding .......      2,320,000      2,319,000      2,319,000      2,306,000
         Common share equivalents from
           assumed exercise of options .....        117,000         39,000         67,000         38,000
                                                 ----------     ----------     ----------     ----------

              Total shares .................      2,437,000      2,358,000      2,386,000      2,344,000

              Net income ...................     $  293,000     $  159,000     $1,009,000     $  668,000

              Net income per common share
                and common share equivalents     $     0.12     $     0.07     $     0.42     $     0.28
                                                 ==========     ==========     ==========     ==========

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS - THIRD QUARTER

      NET SALES for the quarter and nine month periods in 1998 increased 37% and 26%, respectively, compared to the like 1997 periods. The sales increase was primarily due to the early 1998 addition of a wholesale distributor customer and continued development of the Company's EDI capabilities with certain distributors, which provides additional information for forecasting purposes. Sales of the Company's new Page & Tuttle(TM) golf line, which was introduced at the PGA Show in Orlando in January 1998, were not significant during the quarter or first nine months of 1998.

      The backlog of unfilled orders at the end of the 1998 third quarter was approximately $2,900,000 compared to $2,500,000 at the same time last year. The increase in order backlog was due primarily to increased orders from distributors and other customers.

      GROSS PROFIT increased from comparable 1997 period results. For the quarter, gross margin improved from 24.2% last year to 25.7% this year, primarily due to increased offshore sourcing which led to lower unit costs. For the nine month period, gross margin increased from 24.2% last year to 26.1% this year, also due to the increased offshore sourcing during the entire period. Golf sales, while small, helped gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 47% and 34%, respectively, during the quarter and nine month periods of 1998 as a result of the volume effect on certain sales related costs such as commissions, advertising and distribution expenses. During 1998 third quarter and nine month periods, the Company also experienced increased costs for information systems, consulting fees and management incentives. As a percent of sales, selling, general and administrative expenses were 21.6% and 21.3%, respectively, for the quarter and nine month periods of 1998. This compared to 20.0% and 19.9%, respectively, for the same periods last year.

      During the quarter, the Company realized NET INTEREST INCOME as a result of excess funds invested throughout the period primarily due to effective working capital management. The Company was in a borrowing position throughout the third quarter of 1997.

      At the beginning of 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,000,000, which will begin to expire in 2005. $544,000 of the first nine months PROVISION FOR INCOME TAXES was credited directly to shareholders' equity in accordance with Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which was implemented at the time of the Company's 1991 reorganization.

      CAPITAL RESOURCES AND LIQUIDITY

      The financial condition of the Company is reflected in the following:

                                                   October 3,   January 3,
      (000's omitted)                                 1998         1998
      ---------------                                 ----         ----

      Working capital...........................   $  12,904    $  11,149
      Current ratio.............................       3.2:1        3.3:1
      Shareholders' equity......................   $  13,607    $  12,053

      During the first nine months of 1998 operating activities used $170,000 of cash, primarily due to increased receivables from higher sales levels and increased inventory levels to support continued sales growth. These uses of cash were partially offset by higher accounts payable due to increased production and offshore sourcing levels as compared to the end of 1997. The Company expects to incur additional expenses of approximately $401,000 related to the 1996 sale of trade names and trademarks, which amounts are comprised of severance and other miscellaneous costs. The Company's provision for income taxes included a non-cash charge of $544,000. In accordance with SOP 90-7, as net operating loss carryforwards are realized, the Company reports no benefit in its statement of operations, but rather they are reported as a direct credit to shareholders' equity. Capital expenditures were $148,000, primarily for production support equipment, information systems equipment and software and market show display equipment.

      LOOKING FORWARD

      Management continues to focus on the following priorities:

            -   Sales growth
            -   Improved profitability
            -   Re-entry into the golf apparel market using the new Page &
                 Tuttle(TM) line

      Management expects sales growth for the balance of 1998 will generally be comparable to that experienced in the first nine months when sales increased 26% vs. the same period last year. Growth is expected to come from the addition of new customers, increased volume with existing customers and re-entry into the golf market with the introduction of the Company's new Page & Tuttle(TM) line. Net income for the last quarter of 1998 is expected to grow at a rate similar to the rate of growth in profits in the third quarter of this year. Gross margin will continue to benefit from lower unit costs due to increased offshore sourcing and higher margin Page & Tuttle(TM) sales. Capital expenditures for the year are expected to be approximately $500,000 and will primarily be for information systems improvements, installation of manufacturing equipment and processes designed to lower production costs and reduce production cycle times and leasehold improvements to the Company's new office space to be occupied in late November. Funds for capital expenditures and an increase in inventory level to meet anticipated sales demand and improve customer order fulfillment are expected to come from operations and the Company's bank line of credit and management believes alternative sources of capital are available if additional resources are required. In addition, management expects to continue to pursue opportunities through development of additional brands and products as well as acquisitions.

      YEAR 2000
      The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruption in operations.

      Readiness:
      The Company has a Year 2000 Project Team, whose objective is to determine and assess the risks of the Year 2000 issue and plan actions to minimize those risks. A project team leader reports directly to a corporate officer, who is a member of the Company's Management Information Systems Steering Committee, which is responsible for the overall direction and development of the Company's information systems strategy. The Project Team is comprised of a key member from each of the Company's organizational departments.

      The Project Team is identifying, inventorying and cataloging information technology (IT) systems and non-IT systems, equipment and processes used by the Company and then researching each one to determine the vulnerability to date-sensitive transactions. This process is expected to be complete in early 1999. In addition, the Project Team is assessing the risk on the Company of any Year 2000 non-compliance by any key customer, which could adversely effect the Company's future revenues, or supplier of goods and services, which could adversely effect the Company's future availability of product for sale. This assessment includes questionnaires sent to and other communications with each of the key customers and suppliers and is also expected to be complete in early 1999.

      The Company uses primarily licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. Internally developed systems are limited primarily to management reporting systems and electronic data interface with a few key customers and its sales representative organization. In early 1998 the Company began a project to upgrade to the most current version of the core software package which, among other things, is Year 2000 compliant. Installation of the software in a test environment and education and training started in the third quarter of 1998. Management estimates the upgraded version of the software will be operational during the second quarter of 1999, which is when the Company will encounter Year 2000 dates in its forecasting and inventory planning activities. In addition, the Company will be upgrading other licensed software products which interface with this central software package and primarily include shop floor control management, warehouse and distribution operations and demand forecasting.

      During the next several months, the Company is focusing the activities of its information systems department on the Year 2000 issue, maintaining existing systems and limiting any other systems development. Significant additional outside resources are being coordinated through the Company's core business systems software vendor, who also has an assigned project team to assist the Company in the systems upgrade.

      Costs:
      Incremental costs are expected to be comprised primarily of outside consulting, programming and training costs in addition to the purchase costs of software upgrades and the installation of new hardware. The full cost of Year 2000 compliance has not been fully determined at this time. Based on current assessment, management does not expect any material adverse impact on the Company's financial condition or results of operations as a result of costs associated with Year 2000 compliance, and will follow established Company policy in accounting for such costs as capital or expense.

      Risks:
      The Company is exercising its best efforts to identify and remedy any potential Year 2000 exposures within its control. It is directing significant resources in manpower, services, and equipment to upgrade its internal systems and to identify any potential Year 2000 problems with key suppliers and customers. However, the Company relies heavily on telecommunications and other essential utilities which, to a significant extent, are beyond the immediate control of the Company. Risks range from slight delays and inefficiencies in data processing and business interruptions at small customers and suppliers to, in a worst case scenario, extensive and costly inability to process data, and business interruptions at certain key customers and suppliers, which could result in lost sales and limited product availability, respectively.

      Primary risks to the Company are in the following areas:

      * Completion of the upgraded core business software prior to the end of the second quarter of 1999, which is essential for the Company to process data efficiently.

      * Year 2000 non-compliance by certain key customers, which could adversely effect the Company's revenues in the year 2000.

      * Year 2000 non-compliance by certain key suppliers, which could adversely effect the Company's availability of inventory for sale in the year 2000.

      * Readiness of public utilities which supply essential services such as telecommunications, electricity and gas.

      Contingency Plans:
      Contingency plans to protect the Company from Year 2000-related interruptions are not final and will, to a large extent, depend on the findings of the Year 2000 Project Team's identification, cataloging and research activities and timely completion of the core business systems upgrade. Contingency plans will likely include, but not be limited to, identification of manual systems required for less critical computerized systems and identification of alternate suppliers and additional customers, where appropriate.

      While the Company anticipates achieving Year 2000 compliance in a timely manner, there can be no assurance that all processes will be efficient, that no revenues will be lost, or that no sources of supply will be interrupted. However, the Company believes that its planning and action efforts to date will help to minimize any disruption.


      CAUTIONARY STATEMENT

      Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement:
      (i) competitive conditions that currently exist, including the entry into the market by a number of competitors with significantly greater financial resources than the Company, are expected to continue, placing pressure on pricing which could adversely impact sales and gross margins; (ii) continued implementation of the North America Free Trade Agreement (NAFTA) is expected to put competitive cost pressure on apparel wholesalers with domestic production facilities such as the Company; (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections; (iv) the Company is dependent on its license for the Munsingwear(R) name for the sale of Munsingwear(R) labeled products in the special markets business, (v) as a licensee, the Company is dependent on the licensor to prosecute trademark infringements, and
      (vi) the possible events described above under Year 2000 as Risks could, if they materialize, adversely impact financial performance. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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





                                              PremiumWear, Inc.
                                              ----------------------------------
                                              (Registrant)





Date: November 10, 1998                       /s/ Thomas D. Gleason
      -----------------                       ----------------------------------
                                              Thomas D. Gleason
                                              Chairman & CEO





                                              /s/ James S. Bury
                                              ----------------------------------
                                              James S. Bury
                                              Vice President of Finance
                                              (Principal Accounting Officer)