Form 10-K
period 1999-01-02
PREMIUMWEAR INC
filed 1999-04-01
CIK 69067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  --------------------------------------------

For the fiscal year ended January 2, 1999            Commission File Number 1-63

                                PREMIUMWEAR, INC.
                      (formerly known as Munsingwear, Inc.)
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                           41-0429620
         (State of Incorporation)       (I.R.S. Employer Identification No.)

                5500 FELTL ROAD, MINNETONKA, MINNESOTA 55343-7902
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (612) 979-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange
      Title of each class                                on which registered
---------------------------------                    ---------------------------
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

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant at March 25, 1999 was $10,227,000, based upon the closing price of $5.00 per share on that date.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _X_ NO ___

     The number of shares of common stock outstanding at March 25, 1999 was 2,581,422.
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Documents incorporated in part by reference in Parts I and II of this report: Portions of PremiumWear, Inc. 1998 Annual Report to Shareholders for the fiscal year ended January 2, 1999.

       Documents incorporated in part by reference in Part III of this report:
Portions of definitive proxy statement for the 1999 Annual Meeting of Shareholders.

     This Form 10-K consists of 86 total pages: The exhibit index is on page 18.

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

       In two separate transactions in 1996, the Company sold its tradenames and trademarks, and certain associated assets relating to the retail and professional golf businesses for $23,000,000 in cash.

       The Company then changed its name from Munsingwear, Inc. to PremiumWear, Inc. and entered into a license agreement with Supreme International Corporation for the use of the Munsingwear(R) brand in the sale of knit and woven shirts to the promotional products/advertising specialty channels of distribution which includes advertising specialty incentive customers, specialty distributors and uniform market customers. In early 1998, the Company introduced its own Page & Tuttle(R) brand of knit and woven golf shirts to the golf pro shop market and, in late 1998, expanded this product line to include fleece, windshirts, sweaters, pants and shorts. In late 1998 the Company announced it would also market the Page & Tuttle(R) brand to the promotional products/advertising specialty markets starting in 1999.

       The Company's principal executive offices are located at 5500 Feltl Road, Minnetonka, Minnesota 55343-7902, and its telephone number is (612) 979-1700. As used in this document, the term "Company" refers to PremiumWear, Inc. and its subsidiary unless otherwise noted or indicated by the context. At January 2, 1999, the Company had one idle foreign subsidiary.

B.     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company operates in one industry segment, apparel manufacturing. As of January 2, 1999, the Company's foreign operations were not material. Financial information regarding the Company's revenue, operating profit and assets can be found in the Company's audited Financial Statements for the fiscal Year Ended January 2, 1999, included in Exhibit 13 to this Form 10-K.

C.     NARRATIVE DESCRIPTION OF BUSINESS

       Principal Products:

       The Company sells knit and woven sport shirts under the Munsingwear(R) label to promotional products/advertising specialty markets customers pursuant to a license from Supreme International Corporation. The Company sells its Page & Tuttle(R) brand of knit golf shirts and coordinated bottoms and outerwear to golf pro shops, resorts and to promotional products/advertising specialty markets customers.

       Methods of Distribution of Products:

       The Company utilizes independent sales representative firms to solicit orders from customers. All products are distributed to customers through the Company's North Carolina distribution facility.

       Sources and Availability of Raw Materials and Products:

       Approximately one-third of the Company's products were manufactured domestically in 1998. The balance was sourced primarily from "full package" manufacturers in the Far East, Central and South America and through the 807 program (assembly only) in Central America. The principal raw materials used in the domestic production process are cotton, synthetic and cotton/synthetic blended goods obtained principally from United States sources. The Company purchases fabrics from approximately five sources. There are currently no major problems in availability of raw materials and alternative sources are available. The Company's Fairmont, NC manufacturing facility includes a raw material warehouse, cutting, sewing and embroidery operations, and a finished goods distribution center. The Company occasionally utilizes contract sewing manufacturers in close proximity to its North Carolina facility to handle seasonal peak demand.

       Trademarks and Trade Names:

       The Company owns the Page & Tuttle(R) trademark for apparel and is a licensee of the Munsingwear(R) brand under a license agreement entered into in September 1996, which allows the Company to use the Munsingwear(R) name on knit shirts for an initial term of 20 years and on woven shirts for an initial term of 5 years. For the first 5 years, knit shirt sales are subject to payment of royalties only after annual sales reach a certain aggregate total, at which time license fees are due on all such sales. After 2001, all knit shirt sales are subject to royalty payments. Management expects to reach the annual sales threshold at which royalties are due in 2001. All sales of woven shirts are subject to royalty payments.

       Seasonal Aspects of the Business:

       The Company generally experiences peak seasonal demand for its products in the second and third quarters of the fiscal year.

       Working Capital Practices:

       The Company maintains a secured bank line of credit of $6,000,000 to meet its working capital needs. The bank line of credit is also used for letters of credit that are required for some purchases from Far East sources. The Company allows returns of merchandise as a result of shipping errors, damaged merchandise and for other reasons. Returns have historically been less than 2% of sales.

       Customers:

       The Company sells to approximately 3,300 customers. In the promotional products/specialty advertising market, the Company sells primarily to wholesale distributors, uniform companies and advertising specialty dealers. Wholesale distributors comprised approximately 60% of the Company's 1998 sales volume and included eight individual distributors who generally are located in key geographic areas of distribution. In 1998, Alpha Shirt Company, Broder Bros. and San Mar Corporation represented 17%, 14% and 11%, respectively, of total Company net sales. No other customer represented more than 10% of total Company sales. While a loss of one of these customers could have a material short-term impact on the Company's business, management believes that alternate customers are available to minimize the long-term impact of any such loss.

       Backlog of Orders:

       The Company's backlog of unfilled orders at January 2, 1999 was approximately $2,000,000 as compared to $1,400,000 a year ago. The unfilled order backlog consists of orders received for subsequent delivery. However, since it includes orders subject to change for color, size, stock adjustments, extension of delivery dates and cancellation, the unfilled order backlog does not necessarily relate directly to future sales.

       Competition:

       The promotional products/advertising specialty marketplace for apparel is increasingly competitive and is characterized by a number of broad-line companies. The principal methods of competition are pricing, styling, quality (both in material and production), inventory replenishment programs, brand recognition, and customization services such as embroidery. Recently, deflationary pricing practices have increasingly been used by the Company and its competition, primarily the result of increased offshore sourcing that has lowered unit production costs. Many of the Company's competitors have greater financial and other resources than the Company.

       Research and Development:

       The Company is involved in limited experimental research activities related to the development of new fabrics and customization processes. Research and development expenses, other than for product design, are not significant.

       Environmental Considerations:

       The Company's manufacturing operations are subject to various federal, state and local laws restricting the discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. In 1998, the Company's capital expenditures for environmental control facilities were not significant, and no significant capital expenditures related to environmental issues are projected in 1999.

       Employees:

       As of January 2, 1999, there were 265 employees, none of whom were represented by a union.

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

       Subsequent Events:

       On March 25, 1999, the Company acquired Klouda-Lenz, Inc., its independent sales representative agency for the promotional products/advertising specialty market. Klouda-Lenz, Inc. merged into a wholly-owned acquisition subsidiary of the Company. The purchase price was $1,510,634 in cash and 241,892 newly issued shares of common stock, which are subject to a two-year holding restriction. Klouda-Lenz' 1998 revenues totaled approximately $4.4 million, about 44% of which represented commissions from the Company.

D.     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

       Sales to foreign customers located outside the United States and its territories for the past three years were not significant.

Item 2.     Properties

       At January 2, 1999, the Company occupied the following properties:

                                                        Approximate
                                              Square     Percentage     Lease
       Property                               Footage     Utilized     Expires
       --------                               -------     --------     -------

       Minnetonka, MN - Headquarters           23,000       100          2003

       Fairmont, NC - Cutting and
       sewing plant, warehouse and
       distribution center
                                              139,100        50         Owned

       Approximately half of the Minnetonka, MN facility is subleased to the Company's special markets sales representative agency.

       Management has decided to reduce the production capacity of its Fairmont, North Carolina manufacturing facility in order to take advantage of lower unit production costs in offshore locations. 1998 financial results included an asset impairment charge to reduce the carrying value of this facility.

       At January 2, 1999, no facilities were occupied under capitalized leases.

Item 3.     Legal Proceedings

       None of a significant nature or which is expected to have a material impact on the Company's business or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

       None.

Executive Officers of the Registrant

The following information is furnished with respect to the Company's executive officers as of the date hereof, pursuant to Item 401(b) of Regulation S-K. Each of the officers has been appointed to serve in his respective office until his successor has been elected.

                                                                       Executive
                                                                       Officer
Name and Age               Position                                    Since
------------               --------                                    -----

Thomas D. Gleason (63)     Chief Executive Officer September 1996 to     1996
                           present; Chairman and director of the
                           Company 1995 to present; Vice Chairman of
                           Wolverine World Wide, Inc. (footwear
                           manufacturing and marketing), 1993 through
                           April 17, 1996; Chief Executive Officer of
                           Wolverine World Wide, Inc. from 1972 to
                           1993.

David E. Berg (42)         President, August 1997 to present; Chief      1995
                           Operating Officer, December 1996 to
                           present; Executive Vice President, Sales &
                           Marketing May 1995 to August 1997; Vice
                           President, General Manager, Special
                           Markets, October 1993 to May 1995; Vice
                           President, National Sales Manager, Retail
                           Division, January 1990 to October 1993;
                           Vice President, General Manager,
                           Furnishings Division, February 1989 to
                           January 1990.

James S. Bury (55)         Vice President of Finance, December 1996 to   1990
                           present; Vice President and Controller, May
                           1990 to December 1996; Corporate
                           Controller, August 1989 to May 1990; Vice
                           President Finance, Men's Apparel Division,
                           February 1988 to August 1989.

Cynthia L. Boeddeker (41)  Vice President and General Merchandise        1996
                           Manager, December 1996 to present; Director of Sourcing and Inventory Management,
                           February 1994 to December 1996; Import
                           Manager, March 1992 to February 1994;
                           Sourcing Administrator, July 1991 to March
                           1992.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

       The information required under this caption in incorporated herein by reference to the information set forth under caption "Management's Discussion and Analysis of Financial Condition and Results of Operations
       - Market Statistics" contained in the Company's 1998 Annual Report to Shareholders.

Item 6.     Selected Financial Data

       The information required under this caption is incorporated herein by reference to the information set forth under caption "Five Year Financial Review" contained in the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required under this caption is incorporated herein by reference to the information set forth under captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1998 Annual Report to Shareholders.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

       The information required under this caption is incorporated herein by reference to the information set forth under caption "Management's Discussion and Analysis of Financial Condition and Results of Operations
       - Market Risk" and "Notes to Consolidated Financial Statements - Note 1 - New Accounting Pronouncements" contained in the Company's 1998 Annual Report to Shareholders.

Item 8.     Financial Statements and Supplementary Data

       The information required under this caption is incorporated herein by reference to the information set forth under captions "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Five Year Financial Review" contained in the Company's 1998 Annual Report to Shareholders.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                               PART III

Item 10.    Directors and Executive Officers of the Registrant

       The information required under this caption is incorporated by reference to the information set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of Registrant's fiscal year ended January 2, 1999.

       Information regarding executive officers is included in Part I of this Report.

Item 11.    Executive Compensation

       The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 2, 1999.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

       The information required under this caption is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 2, 1999.

Item 13.    Certain Relationships and Related Transactions

       The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed within 120 days of the Registrant's fiscal year ended January 2, 1999.

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    DOCUMENTS FILED AS PART OF THIS REPORT:

       1. Financial statements, included under the following headings in the 1998 Annual Report to Shareholders, are incorporated by reference in Item 8:

              - Consolidated Statements of Operations for the three years ended January 2, 1999.

              - Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998.

              - Consolidated Statements of Cash Flows for the three years ended January 2, 1999.

              - Consolidated Statements of Shareholders' Equity for the three years ended January 2, 1999.

              -      Notes to Consolidated Financial Statements.

              -      Report of Independent Public Accountants.

       2.     Financial Statement Schedules for the three years ended January 2,
              1999.

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

       3.     Exhibits:

              - Exhibit 2 - Plan of Reorganization, as confirmed October 1, 1991 by the United States Bankruptcy Court. (2)

              - Exhibit 3 - Restated Certificate of Incorporation and By-Laws, as amended. (2) (3)

              - Exhibit 4 - Form of Rights Agreement dated as of July 25, 1997, between the Registrant and Norwest Bank Minnesota, N.A.(6)

              - Exhibit 10 - Material Contracts (Management Contracts or Compensatory Plans or Agreements):

                     (A) Employment Agreement with James S. Bury dated April 24, 1990. (1)

                     (B)    The Registrant's 1991 Stock Plan, as amended. (5)

                     (C)    The Registrant's 1999 Stock Plan. (7)

              -      Exhibit 10 - Material Contracts (Other):

                     (D) Purchase and Sale Agreement, dated May 22, 1996, between the Registrant and Supreme International Corporation, as amended. (4)

                     (E) License Agreement, dated September 6, 1996, between the Registrant and Supreme International Corporation. (4)

                     (F) Credit and Security Agreement, dated February 4, 1997, between the Registrant and U.S. Bank National Association. (5)

                     (G) Agreement and Plan of Merger, dated March 25, 1999, between the Registrant, Klouda-Lenz, Inc., and the other parties named therein. (7)

              - Exhibit 13 - PremiumWear, Inc. 1998 Annual Report to Shareholders - Such report, except for those portions thereof which are expressly incorporated by reference in this report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing. (7)

              -      Exhibit 23 - Consent of Independent Public Accountants. (7)

              -      Exhibit 27 - Financial Data Schedule. (7)

                     ----------------------------

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

                     (6) Incorporated herein by reference to Exhibit 1 of the Registrants' Registration Statement on Form 8-A filed with the SEC, dated September 22, 1997.

                     (7)    Filed herewith.

                     ---------------------------------

(b)    REPORTS ON FORM 8-K: None.

(c)    EXHIBITS: Reference is made to Item 14(a) (3).

(d)    SCHEDULES: Reference is made to Item 14 (a) (2).

                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 2, 1999


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
Allowances deducted
from trade receivables

   Allowance for cash
   discounts and other
   customer credits        $ 318,000     $(116,000)(d)     $  75,000     $  (1,000)(a)     $ 278,000

   Allowance for
   doubtful accounts         170,000       262,000                --        32,000 (b)       400,000

   Allowance for
   returns                    50,000            --           539,000       539,000 (c)        50,000
                           ---------     ---------         ---------     ---------         ---------

                           $ 538,000     $ 146,000         $ 614,000     $ 570,000         $ 728,000
                           =========     =========         =========     =========         =========

Reserve for
liabilities related to
sold assets                $ 578,000     $(398,000)(e)     $      --     $ 180,000         $      --
                           =========     =========         =========     =========         =========



(a) Discounts allowed and other credits to customers' accounts receivable.
(b)    Uncollectable accounts written off, net of recoveries.
(c)    Returns applied to customers' accounts receivable.
(d) $149,000 charged to cost of goods sold, $265,000 credited to bad debt provision.
(e)    Credited to gain on sale of trademarks.

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
Allowances deducted
from trade receivables

   Allowance for cash
   discounts and other
   customer credits         $   709,000      $  (350,000)(d)     $    42,000     $    83,000(a)     $   318,000

   Allowance for
   doubtful accounts            150,000           74,000                  --          54,000(b)         170,000

   Allowance for
   returns                       50,000               --             457,000         457,000(c)          50,000
                            -----------      -----------         -----------     -----------        -----------

                            $   909,000      $  (276,000)        $   499,000     $   594,000        $   538,000

                            ===========      ===========         ===========     ===========        ===========
Reserve for liabilities
related to sold assets      $ 1,530,000      $        --         $        --     $   952,000        $   578,000
                            ===========      ===========         ===========     ===========        ===========



Notes:
(a)    Discounts allowed and other credits to customers' accounts receivable.
(b)    Uncollectable accounts written off, net of recoveries.
(c)    Returns applied to customers' accounts receivable.
(d)    Credited to bad debt expense.

                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 4, 1997


Column A                   Column B                   Column C                 Column D            Column E
--------                   --------                   --------                 --------            --------
                                                     Additions
                                           ----------------------------
                           Balance         Charged to
                           Beginning       Costs and         Charged to                            Balance at
Description                of Year         Expenses          Net Sales         Deductions          End of Year
-----------                -----------     --------          ---------         ----------          -----------
Allowances deducted
from trade receivables

   Allowance for cash
   discounts and other
   customer credits        $   219,000     $   648,000(d)      $   516,000     $   674,000(a)     $   709,000

   Allowance for
   doubtful accounts           242,000         (12,000)                 --          80,000(b)         150,000

   Allowance for
   returns                      50,000              --           1,933,000       1,933,000(c)          50,000
                           -----------     -----------         -----------     -----------        -----------

                           $   511,000     $   636,000         $ 2,449,000     $ 2,687,000        $   909,000
                           ===========     ===========         ===========     ===========        ===========
Reserve for
restructuring              $   193,000     $        --         $        --     $   193,000        $        --
                           ===========     ===========         ===========     ===========        ===========

Reserve for
liabilities related to
sold assets                $        --     $ 4,437,000(d)      $        --     $ 2,907,000        $ 1,530,000
                           ===========     ===========         ===========     ===========        ===========



Notes:
(a)    Discounts allowed and other credits to customers' accounts receivable.
(b)    Uncollectable accounts written off, net of recoveries.
(c)    Returns applied to customers' accounts receivable.
(d)    Charged against gain on sales of trademarks.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II



To PremiumWear, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         /s/ Arthur Andersen LLP
                                         ---------------------------------
                                         ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 19, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                         PREMIUMWEAR, INC.

Date:   APRIL 1, 1999                    By:    /S/ THOMAS D. GLEASON
                                               ---------------------------------
                                                Thomas D. Gleason,
                                                Chairman and
                                                Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

NAME                        TITLE
-------------------------   ------------------------------------



/S/ THOMAS D. GLEASON       Chairman and Chief Executive Officer   April 1, 1999
-------------------------   (Principal Executive Officer)
Thomas D. Gleason            and Director



/S/ JAMES S. BURY           V. P. of Finance                       April 1, 1999
-------------------------   Principal Accounting Officer
James S. Bury



/S/ C. D. ANDERSON           Director                              April 1, 1999
-------------------------
C. D. Anderson



/S/ KEITH A. BENSON          Director                              April 1, 1999
-------------------------
Keith A. Benson



/S/ ALAN W. KOSLOFF
-------------------------
Alan W. Kosloff             Director                               April 1, 1999



/S/ GERALD E. MAGNUSON      Director                               April 1, 1999
-------------------------
Gerald E. Magnuson



/S/ MARK B. VITTERT         Director                               April 1, 1999
-------------------------
Mark B. Vittert

                                  EXHIBIT INDEX


Exhibit No.    Exhibit                                                  Page No.
------------   -----------------------------------------------------    --------

10(C)          1999 Stock Plan.                                           19-32

10(G)          Agreement and Plan of Merger.                              33-51

13             PremiumWear, Inc. 1998 Annual Report to Shareholders.
                                                                          52-83

21             Subsidiary of the Registrant.                                 84

23             Consent of Independent Public Accountants.                    85

27             Financial Data Schedule.                                      86