Form 10-Q
period 1999-04-03
PREMIUMWEAR INC
filed 1999-05-14
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 3, 1999

                                       or


|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                      -----------------------------------

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

         REGISTRANT'S TELEPHONE NUMBER: 1-800-248-0158 OR (612) 979-1700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     The number of shares of common stock outstanding at May 3, 1999 was 2,591,422.

                      This Form 10-Q consists of 15 pages.

                                PREMIUMWEAR, INC.


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:     FINANCIAL INFORMATION
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets
            April 3, 1999 and January 2, 1999...............................   3

            Condensed Consolidated Statements of Operations
            for the Three Months ended April 3, 1999
            and April 4, 1998...............................................   4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months ended April 3, 1999
            and April 4, 1998...............................................   5

            Notes to Condensed Consolidated Financial Statements............   6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................   8


PART II:    OTHER INFORMATION
Item 2.     Change in Securities and Use of Proceeds........................  13
Item 6.     Exhibits and Reports on Form 8-K................................  13
            Exhibit 27 - Financial Data Schedule............................  15

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts unaudited and in thousands, except share data)

                                                                       April 3,      January 2,
                                                                         1999           1999
                                                                     -----------    -----------
ASSETS
Current Assets:
   Cash and cash equivalents ....................................    $       256    $     3,215
   Accounts receivable, less allowances of $766 and $728 ........          5,948          6,026
   Inventories ..................................................         11,728          9,037
   Deferred taxes ...............................................            944            944
   Prepaid expenses and other ...................................            677            624
                                                                     -----------    -----------
         Total current assets ...................................         19,553         19,846
                                                                     -----------    -----------

Property, plant and equipment, less accumulated
   depreciation and amortization of $4,455 and $4,335 ...........          1,369          1,118
Deferred taxes ..................................................          1,556          1,556
Goodwill ........................................................          2,376             --
                                                                     -----------    -----------
                                                                     $    24,854    $    22,520
                                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit borrowings ....................................    $       665    $        --
   Accounts payable .............................................          3,530          3,061
   Accrued payroll and employee benefits ........................          1,085          1,552
   Other accruals ...............................................            419            409
                                                                     -----------    -----------
         Total current liabilities ..............................          5,699          5,022
                                                                     -----------    -----------

Postretirement benefits .........................................            695            695
                                                                     -----------    -----------

Shareholders' equity:
   Common stock, $.01 par value:
         2,581,422 and 2,319,530 shares issued and outstanding ..             26             23
   Additional paid-in capital ...................................         15,854         14,490
   Retained earnings ............................................          2,580          2,290
                                                                     -----------    -----------
         Total shareholders' equity .............................         18,460         16,803
                                                                     -----------    -----------
                                                                     $    24,854    $    22,520
                                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts unaudited and in thousands, except share data)

                                                                       Three Months Ended
                                                                  April 3, 1999    April 4, 1998
                                                                  -------------    -------------
Net sales .....................................................    $      9,047     $      9,350
Cost of goods sold ............................................           6,276            6,929
                                                                   ------------     ------------
GROSS MARGIN ..................................................           2,771            2,421

Selling, general and administrative ...........................           2,315            2,002
                                                                   ------------     ------------

OPERATING INCOME ..............................................             456              419

Net interest income ...........................................              39               17
Other .........................................................              (3)               1
                                                                   ------------     ------------

Income before taxes ...........................................             492              437

Provision for income taxes ....................................             202              181
                                                                   ------------     ------------
   NET INCOME .................................................    $        290     $        256
                                                                   ============     ============

   NET INCOME PER COMMON SHARE:
         BASIC ................................................    $       0.12     $       0.11
                                                                   ============     ============
         DILUTED ..............................................    $       0.12     $       0.11
                                                                   ============     ============

Weighted average number of shares of common stock outstanding:
         Basic ................................................           2,366            2,319
         Diluted, including common stock equivalents ..........           2,453            2,366

See notes to condensed consolidated financial statements.

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                                                    Three Months Ended
                                                                              April 3, 1999    April 4, 1998
                                                                              -------------    -------------
OPERATING ACTIVITIES:
   Net income .............................................................    $        290     $        256
   Reconciling items:
         Depreciation and amortization ....................................             122              121
         Provision for losses on accounts receivable ......................              22               27
         Utilization of net operating loss carryforwards ..................             158              140
         Changes in operating assets and liabilities, net of effects of acquisition:
               Receivables ................................................             446           (2,449)
               Inventories ................................................          (2,616)            (101)
               Prepaid expenses and other .................................              32              (89)
               Accounts payable ...........................................             170            1,438
               Other current liabilities ..................................            (527)             (57)
                                                                               ------------     ------------
         Net cash used in operating activities ............................          (1,903)            (714)
                                                                               ------------     ------------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ..............................            (187)             (76)
   Purchase of Klouda-Lenz, net of cash acquired ..........................          (1,474)              --
                                                                               ------------     ------------
         Net cash used in investing activities ............................          (1,661)             (76)
                                                                               ------------     ------------

FINANCING ACTIVITIES:
   Net change in line of credit borrowings ................................             605               --
   Proceeds from exercise of stock options ................................              --                1
                                                                               ------------     ------------
         Net cash provided by financing activities ........................             605                1
                                                                               ------------     ------------
         Decrease in cash and cash equivalents ............................          (2,959)            (789)
   Cash and cash equivalents at beginning of period .......................           3,215            2,870
                                                                               ------------     ------------
   Cash and cash equivalents at end of period .............................    $        256     $      2,081
                                                                               ============     ============

Non-cash transaction:
   Issuance of 241,892 shares of common stock in Klouda-Lenz
     acquisition ..........................................................    $      1,209     $         --
                                                                               ============     ============

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 3, 1999


1.       Basis of Financial Statement Presentation

         The condensed consolidated financial statements for the three months ended April 3, 1999 of PremiumWear, Inc. (the Company), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

         Results of operations for the three months ended April 3, 1999 are not necessarily indicative of results for the full year.

         These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1998 Annual Report to Shareholders and its 1998 Form 10-K.

2.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                               April 3,     January 2,
(In thousands)                                   1999         1999
--------------                                   ----         ----

Raw materials ...........................    $    1,277    $      632
Work in process .........................         1,842         1,432
Finished goods ..........................         8,609         6,973
                                             ----------    ----------
                                             $   11,728    $    9,037
                                             ==========    ==========

3.       Financing Arrangements

         The Company has a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At April 3, 1999, $4,357,000 was available under the line of credit. Amounts utilized for borrowings and letters of credit were $605,000 and $1,038,000 respectively.

4.       Net Income per Common Share

         Net income per common share was computed as follows:

                                                                      Three Months Ended
                                                                April 3, 1999   April 4, 1998
                                                                -------------   -------------
Basic Earnings Per Share:
   Weighted average number of common shares
      outstanding ...........................................       2,366,000       2,319,000

            Net income ......................................    $    290,000    $    256,000

            Net income per common share .....................    $       0.12    $       0.11
                                                                 ============    ============

Diluted Earnings Per Share:
   Weighted average number of common shares
      outstanding ...........................................       2,366,000       2,319,000
   Common share equivalents from assumed exercise
      of options ............................................          87,000          47,000
                                                                 ------------    ------------
            Total shares ....................................       2,453,000       2,366,000

            Net income ......................................    $    290,000    $    256,000

            Net income per common share and common
               share equivalents ............................    $       0.12    $       0.11
                                                                 ============    ============

5.       Acquisition of Klouda-Lenz, Inc.

         On March 25, 1999, the Company acquired Klouda-Lenz, Inc., its independent sales representative agency for the advertising specialty/promotional products market (ASI/PPAI). Klouda-Lenz, Inc. merged into a wholly-owned acquisition subsidiary of the Company. The purchase price consisted of $1,510,634 in cash and 241,892 newly issued shares of common stock, which are subject to a two-year holding restriction. Klouda-Lenz' 1998 revenues totaled approximately $4.4 million, about 44% of which represented commissions from the Company. Goodwill totaling $2,379,000 from this transaction is being amortized over 15 years. Results for Klouda-Lenz, Inc. from the date of acquisition are included in the Company's consolidated results for the first quarter of 1999 and were not significant. The Company accounted for the acquisition as a purchase for accounting purposes.

6.       Event Subsequent to April 3, 1999

         On April 26, 1999, management announced the closing of its North Carolina manufacturing and distribution facility. The Company expects to record exit costs of $1,300,000 before income taxes, or approximately $.30 per share, during the 1999 second quarter. Startup expenses totaling $400,000 before income taxes are projected at the new distribution center location during the last six months of 1999.

        ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS - FIRST QUARTER

         NET SALES declined 3.2% vs. the first quarter of 1998 primarily due to unseasonably high shipments to several key uniform customers during last year's first quarter.

         Order backlog totaled $3,000,000 vs. $3,800,000 at the same time last year. The reduction was due to distributors now placing orders closer to the time of need in order to reduce their inventory levels.

         GROSS MARGIN in the quarter was 30.6% vs. 25.9% in the first quarter last year. The improvement was due to lower unit costs as a result of increased offshore sourcing and increased sales of higher margin Page & Tuttle(R) brand goods to golf pro shop and ASI/PPAI customers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE in the quarter increased to 25.6% of sales from 21.4% in the first quarter of last year. The increase was due to additional staffing in customer service in order to improve response time to customer orders and to startup expenses related to the Page & Tuttle(R) golf line. In addition, management has increased advertising expenditures.

         NET INTEREST INCOME during the quarter was $39,000 compared to $17,000 in the first quarter of last year, the result of increased invested funds during the period due to 1998 profitability and inventory management practices.

         At the beginning of 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,000,000, which will begin to expire in 2005. Due to the adoption of "Fresh Start Reporting" in 1991, the Company recognized no benefit from operating loss carryforwards in its PROVISION FOR INCOME TAXES but rather reflected such benefit as a direct credit to shareholders' equity, which amount totaled $158,000 in the first quarter of 1999.

         CAPITAL RESOURCES AND LIQUIDITY

         The financial condition of the Company is reflected in the following:

                                                      April 3,       January 2,
(In thousands)                                          1999            1999
--------------                                          ----            ----

Working capital...................................   $  13,854      $  14,824
Current ratio.....................................       3.4:1          4.0:1
Shareholders' equity..............................   $  18,460      $  16,803

         As reported in the Condensed Consolidated Statements of Cash Flows, operating activities during the first three months of 1999 consumed $1,903,000 of cash, primarily the result of a $2,616,000 increase in inventories as a result of lower than planned first quarter sales and in response to management's expectations of 1999 second quarter sales volume. In late March 1999, the Company spent $1,474,000, net of $37,000 cash acquired, to purchase Klouda-Lenz, Inc., its former outside sales representative firm. (See Note 5 of notes to unaudited financial statements).

         LOOKING FORWARD

         On April 26, 1999, management announced the closing of its North Carolina manufacturing and distribution facility. Manufacturing will be outsourced, primarily to offshore vendors, which comprised 65% of 1998 production and over 80% of 1999 first quarter production. As this ratio continues to increase towards offshore sourcing, the Company expects to experience higher gross margins as a result of lower unit costs. However, not all cost reduction will benefit the Company's gross margin, since some of the lower unit costs are being passed on to customers through lower prices, the result of increased competition and deflationary price practices that are prevalent in the ASI/PPAI market place. The Company expects to complete its manufacturing transition by the end of the 1999 third quarter, while distribution center activities will not be completely transferred to a new leased facility until late in the fourth quarter of 1999. The Company expects to record exit costs of $1,300,000 before income taxes, or approximately $0.30 per share, during the 1999 second quarter. Exit costs are primarily severance benefits associated with the termination of approximately 180 employees. Additional expenses totaling $400,000 before income taxes are projected at the new distribution center location during the last six months of 1999. These costs will relate primarily to training at the new location. Management estimates annual savings of $1,300,000 due to the move of the manufacturing and distribution facility, primarily the result of lower offshore costs vs. U.S. production.

         Management is focusing on the following priorities:
                  -        Improved customer service
                  -        Sales growth
                  -        Improved profitability
                  - Orderly shutdown of its North Carolina facility, transition to additional offshore sourcing and start-up of a new distribution center

                  -        Upgrade of management information systems

         Management expects 1999 sales growth to slow vs. the rate of growth experienced the past few years. Sales growth is expected to be in the 10% range and will come primarily from new golf market customers, the introduction of its Page & Tuttle(R) brand to the ASI market and additional sales to distributors. These increases are tempered by the current conditions in the ASI/PPAI market place, where high inventory levels and declining rates of sale are being experienced. As a result of the costs associated with the exit from the North Carolina facility, management expects the net income growth rate to approximate the sales growth rate for 1999.

         In addition to costs related to the shutdown of its North Carolina facility, the Company will spend approximately $2,000,000 on capital equipment and systems in 1999, primarily relating to outfitting the new distribution center, replacing embroidery equipment and upgrading management information systems. Funds for capital expenditures and the plant closing will come from operations and the Company's bank line of credit. In addition, management expects to pursue opportunities through development of additional brands and products as well as through acquisitions.

         YEAR 2000

         The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruption in operations.

         Readiness:
         The Company has a Year 2000 Project Team, whose objective is to determine and assess the risks of the Year 2000 issue and plan actions to minimize those risks. The Project Team leader reports directly to a corporate officer, who is a member of the Company's Management Information Systems Steering Committee, which is responsible for the overall direction and development of the Company's information systems strategy. The Project Team is comprised of a key member from each of the Company's organizational departments.

         The Project Team identified, inventoried and cataloged information technology (IT) systems and non-IT systems, equipment and processes used by the Company and then researched each one to determine the vulnerability to date-sensitive transactions. This process is essentially completed. In addition, the Project Team assessed the risk on the Company of any Year 2000 non-compliance by any key customer, which could adversely affect the Company's future revenues, or supplier of goods and services, which could adversely affect the Company's future availability of product for sale. This assessment included questionnaires sent to and other communications with each of the key customers and suppliers. The Project Team is currently following up on any non-responses to the questionnaires.

         The Company uses primarily licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. Internally developed systems are limited primarily to management reporting systems and electronic data interface with a few key customers and its sales representative organization. In early 1998 the Company began a project to upgrade to the most current version of the core software package which, among other things, is Year 2000 compliant. Installation of the software in a test environment and education and training started in the third quarter of 1998. Management estimates the upgraded version of the software will be operational during the second quarter of 1999, which is when the Company will begin to encounter Year 2000 dates in its forecasting and inventory planning activities. In addition, the Company will be upgrading other licensed software products which interface with this central software package, including warehouse and distribution operations and demand forecasting.

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

         Costs:
         Approximately $400,000 of incremental costs are anticipated and will be comprised primarily of outside consulting, programming and training costs in addition to the purchase costs of software upgrades and the installation of new hardware. Through 1999 first quarter, approximately one-third of the anticipated costs had been incurred. Based on current assessment, management does not expect any material adverse impact on the Company's financial condition or results of operations as a result of costs associated with Year 2000 compliance, and will follow established Company policy in accounting for such costs as capital or expense.

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

         Primary risks to the Company are in the following areas:
         * Implementation of the upgraded core business software prior to the end of the second quarter of 1999, which is essential for the Company to process data efficiently.
         * Year 2000 non-compliance by certain key customers, which could adversely affect the Company's revenues in the year 2000.
         * Year 2000 non-compliance by certain key suppliers, which could adversely affect the Company's availability of inventory for sale in the year 2000.

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

         CAUTIONARY STATEMENT

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in Form 10-Q of which this is a part, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement:
         (i) competitive conditions that currently exist, including the entry into the market by a number of competitors with significantly greater financial resources than the Company, are expected to continue, placing pressure on pricing which could adversely impact sales and gross margins; (ii) the inability to complete the closing of the Company's North Carolina manufacturing and distribution center facilities on schedule and successfully complete the transition to additional offshore sourcing and a new distribution center facility could adversely impact the Company's sales; (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections; (iv) the Company is the licensee of the Munsingwear(R) brand and maintaining a harmonious working relationship with the licensor is important for continued successful development of the special markets business; (v) as a licensee, the Company is dependent on the licensor to adequately promote the brand and defend it from trademark infringement; and (vi) the possible events described above under Year 2000 as Risks could, if they materialize, adversely impact financial performance.

                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION


Item 2:  Changes in Securities and Use of Proceeds

         On March 25, 1999, the Company issued an aggregate of 241,892 shares of its common stock to acquire Klouda-Lenz, Inc. (See Note 5 to unaudited financial statements in Part I hereof). The shares were issued to the two shareholders of Klouda-Lenz, Inc. in reliance of exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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





                                         PremiumWear, Inc.
                                         ---------------------------------------
                                         (Registrant)





Date:   May 14, 1999                     /s/Thomas D. Gleason
      ----------------                   ---------------------------------------
                                         Thomas D. Gleason
                                         Chairman & CEO





                                         /s/James S. Bury
                                         ---------------------------------------
                                         James S. Bury
                                         Vice President of Finance
                                         Principal Accounting Officer