Form 10-Q
period 1999-07-03
PREMIUMWEAR INC
filed 1999-08-13
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 3, 1999

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

                    ----------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         The number of shares of common stock outstanding at August 3, 1999 was 2,541,422.

                      This Form 10-Q consists of 17 pages.

                                PREMIUMWEAR, INC.


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets
           July 3, 1999 and January 2, 1999.................................   3

           Condensed Consolidated Statements of Operations
           for the Three Months and Six Months ended July 3, 1999
           and July 4, 1998.................................................   4

           Condensed Consolidated Statements of Cash Flows
           for the Six Months ended July 3, 1999 and July 4, 1998...........   5

           Notes to Condensed Consolidated Financial Statements.............   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................   9

Item 3.    Qualitative and Quantitative Disclosures about Market Risk.......  14


PART II:   OTHER INFORMATION
Item 5.    Other Information................................................  15
Item 6.    Exhibits and Reports on Form 8-K.................................  15
           Exhibit 27 - Financial Data Schedule.............................  17

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts unaudited and in thousands)

                                                                             July 3,      January 2,
                                                                              1999           1999
                                                                           ----------     ----------
ASSETS
Current Assets:
   Cash and cash equivalents ..........................................    $      334     $    3,215
   Accounts receivable, less allowances of $631 and $728 ..............         8,013          6,026
   Inventories ........................................................         9,345          9,037
   Deferred taxes .....................................................           944            944
   Prepaid expenses and other .........................................           702            624
                                                                           ----------     ----------
         Total current assets .........................................        19,338         19,846
                                                                           ----------     ----------

Property, plant and equipment, less accumulated
   depreciation and amortization of $4,821 and $4,335 .................         1,696          1,118
Deferred taxes ........................................................         1,556          1,556
Goodwill ..............................................................         2,337             --
                                                                           ----------     ----------
                                                                           $   24,927     $   22,520
                                                                           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Line of credit borrowings ..........................................    $      182     $       --
   Accounts payable ...................................................         2,928          3,061
   Accrued payroll and employee benefits ..............................         1,235          1,552
   Other accruals .....................................................         1,476            409
                                                                           ----------     ----------
               Total current liabilities ..............................         5,821          5,022
                                                                           ----------     ----------

Postretirement benefits ...............................................           695            695
                                                                           ----------     ----------

Shareholders' equity:
   Common stock, $.01 par value:
         2,591,422 and 2,339,530 shares issued ........................            26             23
   Additional paid-in capital .........................................        15,962         14,490
   Treasury stock at cost, 50,000 shares at July 3, 1999 ..............          (272)            --
   Retained earnings ..................................................         2,695          2,290
                                                                           ----------     ----------
         Total shareholders' equity ...................................        18,411         16,803
                                                                           ----------     ----------
                                                                           $   24,927     $   22,520
                                                                           ==========     ==========

See notes to condensed consolidated financial statements.

                               PREMIUMWEAR, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts unaudited and in thousands, except per share data)

                                                            Three Months Ended          Six Months Ended
                                                         July 3,        July 4,       July 3,        July 4,
                                                          1999           1998          1999           1998
                                                       ----------     ----------    ----------     ----------
REVENUES:
   Net sales ......................................    $   13,986     $   12,938    $   22,984     $   22,288
   Commissions ....................................           393             --           442             --
                                                       ----------     ----------    ----------     ----------
                                                           14,379         12,938        23,426         22,288
                                                       ----------     ----------    ----------     ----------

EXPENSES:
   Cost of goods sold .............................         9,909          9,869        16,085         16,798
   Selling, general and administrative ............         3,042          2,333         5,357          4,335
   Operations restructuring .......................         1,200             --         1,300             --
                                                       ----------     ----------    ----------     ----------
                                                           14,151         12,202        22,742         21,133
                                                       ----------     ----------    ----------     ----------

Operating income ..................................           228            736           684          1,155

Interest income (expense), net ....................           (14)            30            25             47
Other .............................................           (24)            --           (27)             1
                                                       ----------     ----------    ----------     ----------

Income before income taxes ........................           190            766           682          1,203

Provision for income taxes ........................            75            306           277            487
                                                       ----------     ----------    ----------     ----------
   NET INCOME .....................................    $      115     $      460    $      405     $      716
                                                       ==========     ==========    ==========     ==========

   NET INCOME PER COMMON SHARE:
         BASIC ....................................    $     0.04     $     0.20    $     0.16     $     0.31
                                                       ==========     ==========    ==========     ==========
         DILUTED ..................................    $     0.04     $     0.19    $     0.16     $     0.30
                                                       ==========     ==========    ==========     ==========

Weighted average number of shares of
common stock outstanding:
         Basic ....................................         2,571          2,320         2,469          2,319
         Diluted ..................................         2,605          2,367         2,517          2,365

See notes to condensed consolidated financial statements.

                               PREMIUMWEAR, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts unaudited and in thousands)

                                                                                   Six Months Ended
                                                                             July 3, 1999     July 4, 1998
                                                                             ------------     ------------
OPERATING ACTIVITIES:
   Net income ...........................................................    $        405     $        716
   Reconciling items:
         Depreciation and amortization ..................................             302              237
         Provision for losses on accounts receivable ....................              45               55
         Utilization of net operating loss carryforwards ................             233              385
         Changes in operating assets and liabilities:
               Accounts receivable ......................................          (1,642)          (3,461)
               Inventories ..............................................            (233)            (513)
               Prepaid expenses and other ...............................               7              (10)
               Accounts payable .........................................            (432)           1,512
               Other current liabilities ................................             680              165
                                                                             ------------     ------------
         Net cash used in operating activities ..........................            (635)            (914)
                                                                             ------------     ------------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ............................            (655)            (132)
   Purchase of Klouda-Lenz, net of cash acquired ........................          (1,474)              --
                                                                             ------------     ------------
         Net cash used in investing activities ..........................          (2,129)            (132)
                                                                             ------------     ------------

FINANCING ACTIVITIES:
   Net change in line of credit borrowings ..............................             122               --
   Proceeds from exercise of stock options ..............................              33                1
   Purchase of treasury stock ...........................................            (272)              --
                                                                             ------------     ------------
         Net cash provided by (used in) financing activities ............            (117)               1
                                                                             ------------     ------------

         Decrease in cash and cash equivalents ..........................          (2,881)          (1,045)
   Cash and cash equivalents at beginning of period .....................           3,215            2,870
                                                                             ------------     ------------
   Cash and cash equivalents at end of period ...........................    $        334     $      1,825
                                                                             ============     ============

Non-cash transaction:
   Issuance of 241,892 shares of common stock in Klouda-Lenz
    acquisition .........................................................    $      1,209     $         --
                                                                             ============     ============

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 1999


1.       Basis of Financial Statement Presentation

         The condensed consolidated financial statements for the three months and six months ended July 3, 1999 of PremiumWear, Inc. (the Company), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

         Due to seasonality of the business, results of operations for the six months ended July 3, 1999 are not necessarily indicative of results for the full year.

         These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1998 Annual Report to Shareholders and its 1998 Form 10-K.

2.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                      July 3,     January 2,
         (In thousands)                                1999          1999
                                                    ----------    ----------

         Raw materials .........................    $      647    $      632
         Work in process .......................         1,271         1,432
         Finished goods ........................         7,427         6,973
                                                    ----------    ----------
                                                    $    9,345    $    9,037
                                                    ==========    ==========

3.       Financing Arrangements

         The Company has a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2000. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At July 3, 1999, $5,252,000 was available under the line of credit. Amounts utilized for borrowings and letters of credit were $182,000 and $566,000 respectively.

4.       Net Income per Common Share

         Net income per common share was computed as follows:

                                                  Three Months Ended           Six Months Ended
                                                 July 3,       July 4,       July 3,       July 4,
                                                  1999          1998          1999          1998
                                               ----------    ----------    ----------    ----------
Basic Earnings Per Share:
   Weighted average number of
    common shares outstanding .............     2,571,000     2,320,000     2,469,000     2,319,000
      Net income ..........................    $  115,000    $  460,000    $  405,000    $  716,000
      Net income per common
       share ..............................    $     0.04    $     0.20    $     0.16    $     0.31
                                               ==========    ==========    ==========    ==========

Diluted Earnings Per Share:
   Weighted average number of
    common shares outstanding .............     2,571,000     2,320,000     2,469,000     2,319,000
   Common share equivalents from
    assumed exercise of options ...........        34,000        47,000        48,000        46,000
                                               ----------    ----------    ----------    ----------

      Total shares ........................     2,605,000     2,367,000     2,517,000     2,365,000

      Net income ..........................    $  115,000    $  460,000    $  405,000    $  716,000

      Net income per common share
       and common share equivalents .......    $     0.04    $     0.19    $     0.16    $     0.30
                                               ==========    ==========    ==========    ==========

5.       Restructuring of Operations

         In recent years the Company has increased its use of full package imports and 807 contractor sewing operations, steadily reducing its level of domestic production. During the first six months of 1999, offshore production represented 88% of total sourcing vs. 67% in all of 1998 and 40% in all of 1997. As a result of this trend and the need to remain competitive, on April 26,1999, management announced the closing of its North Carolina manufacturing and distribution facilities. Manufacturing operations will be transferred primarily to offshore contract manufacturers and embroidery and distribution facilities will be moved to a new leased facility in Clarksville, Tennessee.

         In the first six months of 1999, the Company recorded a pre-tax charge of $1,300,000 for estimated severance of approximately 220 employees, occupancy, legal, consulting and other expenses related to the North Carolina facilities closing. As of July 3, 1999, 129 employees had been terminated, sewing manufacturing was shut down, and $190,000 of the estimated expenses had been paid. The remaining $1,110,000 accrued is included in Other accruals at July 3, 1999.

         Management expects cutting operations to cease late in the third quarter of 1999 and embroidery and distribution center operations to close in the fourth quarter of 1999. At that time, the Company plans to donate the properties to the City of Fairmont, North

         Carolina, which intends to use the buildings for various civic and local government activities. The property includes two buildings totaling approximately 139,100 square feet on 20 acres of land.

         Embroidery and distribution activities are being transferred to a new 103,000 square foot leased facility in Clarksville, Tennessee. Transfer of these operations is planned to begin late in the third quarter and be completed by 1999 year end. Management estimates that additional expenses of approximately $400,000 will be incurred and recognized during the last six months of 1999, primarily for training of new employees, management relocation, and equipment and inventory transfers.

6.       Reclassifications

         Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FIRST QUARTER

NET SALES for the quarter and six month periods increased 8% and 3%, respectively. Sales to advertising specialty (ASI) dealers and to retail golf customers accounted for the increases during each period while sales to wholesale distributors were lower in both periods due to business consolidations and high inventory levels at promotional products (PPAI) distributors. Industry research reports indicated that inventory levels began to moderate late in the second quarter, and the Company experienced increased order booking rates at that time. Sales of the Company's Page & Tuttle(R) golf line introduced to the golf market in early 1998 and expanded into the ASI market in early 1999 represented 11% of sales through the first six months of 1999 compared to 4% for the same period last year.

The backlog of unfilled orders at the end of the second quarter was approximately $2,200,000 compared to $3,500,000 at the same time last year. The decrease in order backlog was due primarily to distributors now placing orders closer to the time of need in order to reduce their inventory levels and improve cash flow. Management expects that further development of EDI programs with wholesale distributors will contribute to improved inventory buying techniques by these customers.

As a result of the Company's purchase of Klouda-Lenz, Inc. at the end of the 1999 first quarter, the Company recognizes COMMISSION income from the representation of outerwear, leather, sweater and headwear apparel lines for third parties.

GROSS PROFIT increased sharply from 1998 comparable periods. For the quarter gross margin improved to 29.2% vs. 23.7% last year and for the six month period improved to 30.0% from 24.6% last year. The increase in both periods was the result of lower unit costs as a result of increased offshore sourcing, improved margins in new product offerings and sales of the new Page & Tuttle(R) line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE in the quarter and six month period increased over the same periods last year as a result of volume related expenses such as distribution and commissions expense. In addition, the Company experienced increased expenses in the quarter as a result of recruiting fees, additional personnel to improve customer service, increased information systems expense as a result of the Company's Y2K project, and increased advertising commitments to promote the Company's new Page & Tuttle(R) line.

OPERATIONS RESTRUCTURING EXPENSE of $1,200,000 during the quarter represented estimated one-time costs for severance of approximately 180 employees, occupancy, legal, consulting and other expenses related to the scheduled late-1999 closure of the Company's North Carolina manufacturing and distribution facilities. During the first quarter of 1999 the Company recognized $100,000 for severance of 41 employees terminated prior to the announcement of the facility shutdown. As of the end of the second quarter, 129 employees had been terminated and the Company's sewing facility was shut down. All sewing production has been transferred to mostly non-domestic locations (See Note 5 to financial statements).

During the quarter, the Company used its bank line of credit and incurred NET INTEREST EXPENSE after experiencing net interest income during the first quarter of 1999 due to invested excess funds.

At the beginning of 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,000,000, which will begin to expire in 2005. Due to the adoption of "Fresh Start Reporting" in 1991, the Company recognized no benefit from operating loss carryforwards in its PROVISION FOR INCOME TAXES but rather reflected such benefit as a direct credit to shareholders' equity, which amount totaled $63,000 and $233,000 in the first quarter and first six months of 1999, respectively.

CAPITAL RESOURCES AND LIQUIDITY

The financial condition of the Company is reflected in the following:

                                                        July 3,   January 2,
(In thousands)                                           1999        1999
--------------                                           ----        ----

Working capital.......................................  $13,517    $14,824
Current ratio.........................................    3.3:1      4.0:1
Shareholders' equity..................................  $18,411    $16,803

As reported in the Condensed Consolidated Statements of Cash Flows, operating activities during the first six months of 1999 consumed $635,000 of cash, primarily the result of a $1,642,000 increase in receivables due to seasonally low sales in the fourth quarter of 1998 and a $432,000 reduction in accounts payable due to lower production levels resulting from the manufacturing shutdown. These uses of cash were offset by a $680,000 increase in other liabilities primarily due to the operations restructuring expense accrual and other customary non-cash items such as depreciation, amortization and utilization of the Company's net operating loss carryforwards. In late March 1999, the Company spent $1,474,000, net of $37,000 cash acquired, to purchase Klouda-Lenz, Inc. Property, plant and equipment purchases were comprised primarily of software upgrades related to the Company's Y2K project and additional embroidery equipment. In June the Company completed the repurchase of 50,000 shares of its common stock.

LOOKING FORWARD

Near-term management priorities remain as follows:
        -   Improved customer service
        -   Sales growth
        -   Improved profitability
        - Orderly shutdown of its North Carolina facility, transition to additional offshore sourcing and start-up of a new distribution center in Tennessee.

In addition to restructuring expense of $1,300,000 already recognized for the shutdown of its North Carolina manufacturing and distribution facilities, management expects to incur additional expenses of approximately $400,000 at the new distribution center location during the last six months of 1999. These costs will relate primarily to training, relocation costs and asset transfers. Management estimates annual savings of $1,300,000 before tax due to the move of the manufacturing and distribution facility, primarily the result of lower offshore costs vs. U.S. production.

In addition to costs related to the shutdown of its North Carolina facility, the Company will spend approximately $2,500,000 on capital projects in 1999, primarily for outfitting the new distribution center, replacing embroidery equipment and upgrading management information systems. Management believes that the Company's bank line of credit and funds generated from operations will be sufficient to meet operating and capital needs. In addition, management believes other sources of capital are available should the need arise.

Longer-term management priorities are focused on:
        -   Strategic alliances with suppliers
        -   Strategic mergers and acquisitions
        -   Strategic management of brands
        -   Increased shareholder value

YEAR 2000

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format may be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruption in operations.

Readiness:

The Company has a Year 2000 Project Team, whose objective is to determine and assess the risks of the Year 2000 issue and plan actions to minimize those risks. The Project Team leader reports to a member of the Company's Management Information Systems Steering Committee, which is responsible for the overall direction and development of the Company's information systems strategy. The Project Team is comprised of a key member from each of the Company's organizational departments.

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

The Company uses primarily licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During the second quarter of 1999, the Company upgraded to the current version of this software which provides additional functionality and is Y2K compliant. The Company has upgraded other licensed software products which interface with this central software package to Y2K compliant versions, including primarily warehouse and distribution operations and demand forecasting software. Internally developed systems are limited primarily to management reporting systems and electronic data interface with a few key customers and its sales representative organization.

Costs:

Approximately $400,000 of incremental costs are anticipated and will be comprised primarily of outside consulting, programming and training costs in addition to the purchase costs of software upgrades and the installation of new hardware. Through the first six months of 1999, approximately 75% of the anticipated costs had been incurred. Based on its current assessment, management does not expect any material adverse impact on the Company's financial condition or results of operations as a result of costs associated with Year 2000 compliance, and will follow established Company policy in accounting for such costs as capital or expense.

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

Contingency Plans:

Contingency plans to protect the Company from Year 2000-related interruptions are not final and will, to a large extent, depend on the findings of the Year 2000 Project Team's identification, cataloging and research activities. Contingency plans will likely include, but not be limited to, identification of manual systems required for less critical computerized systems and identification of alternate suppliers and additional customers, where appropriate.

While the Company anticipates achieving Year 2000 compliance in a timely manner, there can be no assurance that all processes will be efficient, that no revenues will be lost, or that no sources of supply will be interrupted. However, the Company believes that its planning and action efforts to date will help to minimize any disruption.

CAUTIONARY STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in Form 10-Q of which this is a part, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competitive conditions that currently exist, including the entry into the market by a number of competitors with significantly greater financial resources than the Company, are expected to continue, placing pressure on selling prices which could adversely impact sales and gross margins; (ii) the inability to complete the closing of the Company's North Carolina manufacturing and distribution center facilities on schedule and successfully complete the transition to additional offshore sourcing and a new distribution center facility could adversely impact the Company's sales; (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections; (iv) the Company is the licensee of the Munsingwear(R) brand and maintaining a harmonious working relationship with the licensor is important for continued successful development of the special markets business; (v) as a licensee, the Company is dependent on the licensor to adequately promote the brand and defend it from trademark infringement; and (vi) the possible events described above under Year 2000 as Risks could, if they materialize, adversely impact financial performance.

ITEM 3.    QUALITATIVE AND QUANTITIVE DISCLOSURES ABOUT
           MARKET RISK


MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and commodity futures pricing. The Company is exposed to various market risks, including fluctuations in foreign currency exchange rates, interest rates and cotton prices. The Company does not enter into derivatives or other financial instruments for trading, speculative or hedging purposes.

The Company follows certain practices to manage market risk. Contracts for the purchase of goods from offshore suppliers are negotiated in U.S. dollars, which tends to minimize the potential for short-term loss due to adverse changes in foreign currency exchange rates. The Company invests excess funds in U.S. government securities with maturities of 30 days or less, minimizing the effect of short-term interest rate changes on investments. The Company's products are made chiefly of cotton, the price of which is effected by world-wide commodity futures markets. The Company negotiates fabric purchases for twelve-month intervals which minimize the effect of short-term fluctuations in the price of cotton.

                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION


Item 4:   Submission of Matters to a Vote of Security Holders:

          On May 19, 1999 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

          (a) (i) The following persons were elected to the Company's Board of
                  Directors:

                                              Votes For     Votes Withheld
                                              ---------     --------------
                  Keith A. Benson             2,241,466         25,521
                  Thomas D. Gleason           2,241,666         25,321
                  Timothy C. Klouda           2,241,616         25,371
                  David E. Berg               2,241,656         25,331
                  Alan W. Kosloff             2,239,316         27,671

             (ii) The following directors' term of office continued after the meeting:
                  C. Derek Anderson
                  Gerald E. Magnuson
                  Mark B. Vittert

          (b) The Company's stockholders approved the Company's 1999 Stock Plan which authorizes 120,000 shares of Common Stock to be available for the granting of awards in the form of stock options and restricted stock. The vote was 1,872,714 shares voting in favor, 383,766 shares against, and 10,507 shares abstaining or subject to broker non-votes.

Item 5:   Other Information

          At the Company's Annual Meeting on May 19, 1999, it was announced that David E. Berg, President and Chief Operating Officer of the Company, would become Chief Executive Officer effective July 5, 1999. Thomas D. Gleason will continue as Chairman of the Board.

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



                                        PremiumWear, Inc.
                                       -----------------------------------------
                                        (Registrant)





Date:  August 13, 1999                  /s/ David E. Berg
      -----------------                -----------------------------------------
                                        David E. Berg
                                        President & CEO





                                        /s/James S. Bury
                                       -----------------------------------------
                                        James S. Bury
                                        Vice President of Finance
                                        Principal Accounting Officer