Form 10-Q
period 1999-10-02
PREMIUMWEAR INC
filed 1999-11-12
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 2, 1999

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                              ---------------------


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

         REGISTRANT'S TELEPHONE NUMBER: (800) 248-0158 OR (612) 979-1700

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              The number of shares of common stock outstanding at
                        November 5, 1999 was 2,544,610.

                      This Form 10-Q consists of 17 pages.

                                PREMIUMWEAR, INC.


                                      INDEX



                                                                        Page No.
                                                                        --------

PART I:     FINANCIAL INFORMATION
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets
            October 2, 1999 and January 2, 1999..............................  3

            Condensed Consolidated Statements of Operations
            for the Three Months and Nine Months ended October 2, 1999 and October 3, 1998..............................................  4

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended October 2, 1999 and October 3, 1998....  5

            Notes to Condensed Consolidated Financial Statements.............  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................  9

Item 3.     Qualitative and Quantitative Disclosures about Market Risk....... 14


PART II:    OTHER INFORMATION
Item 5.     Other Information................................................ 15
Item 6.     Exhibits and Reports on Form 8-K................................. 15
            Exhibit 27 - Financial Data Schedule............................. 17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts unaudited and in thousands)


                                                               October 2,   January 2,
                                                                 1999         1999
                                                                 ----         ----
ASSETS
Current Assets:
   Cash and cash equivalents ..............................    $    902     $  3,215
   Accounts receivable, less allowances of $495 and $728 ..       8,682        6,026
   Inventories ............................................       7,877        9,037
   Deferred taxes .........................................         944          944
   Prepaid expenses and other .............................         964          624
                                                               --------     --------
         Total current assets .............................      19,369       19,846
                                                               --------     --------

Property, plant and equipment, less accumulated
   depreciation and amortization of $4,935 and $4,335 .....       2,230        1,118
Deferred taxes ............................................       1,556        1,556
Goodwill ..................................................       2,297           --
                                                               --------     --------
                                                               $ 25,452     $ 22,520
                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit borrowings ..............................    $     --     $     --
   Accounts payable .......................................       3,203        3,061
   Accrued payroll and employee benefits ..................       1,147        1,552
   Other accruals .........................................       1,200          409
                                                               --------     --------
         Total current liabilities ........................       5,550        5,022
                                                               --------     --------

Postretirement benefits ...................................         695          695
                                                               --------     --------

Shareholders' equity:
   Common stock, $.01 par value:
         2,594,610 and 2,339,530 shares issued ............          26           23
   Additional paid-in capital .............................      16,252       14,490
   Treasury stock at cost, 50,000 shares at October 2, 1999        (272)          --
   Retained earnings ......................................       3,201        2,290
                                                               --------     --------
         Total shareholders' equity .......................      19,207       16,803
                                                               --------     --------
                                                               $ 25,452     $ 22,520
                                                               ========     ========

See notes to condensed consolidated financial statements.

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)


                                                                   Three Months Ended        Nine Months Ended
                                                                 October 2,   October 3,  October 2,   October 3,
                                                                    1999         1998        1999         1998
                                                                    ----         ----        ----         ----
REVENUES:
   Net sales .................................................    $ 11,496     $ 10,719    $ 34,480     $ 33,007
   Commissions ...............................................         363           --         805           --
                                                                  --------     --------    --------     --------
                                                                    11,859       10,719      35,285       33,007
                                                                  --------     --------    --------     --------

EXPENSES:
   Cost of goods sold ........................................       7,983        8,140      24,069       24,938
   Selling, general and administrative .......................       2,918        2,135       8,275        6,470
   Operations restructuring (1) ..............................          86           --       1,386           --
                                                                  --------     --------    --------     --------
                                                                    10,987       10,275      33,730       31,408
                                                                  --------     --------    --------     --------

Operating income .............................................         872          444       1,555        1,599

Interest income (expense), net ...............................           4           47          29           94
Other ........................................................         (39)           6         (66)           7
                                                                  --------     --------    --------     --------

Income before income taxes ...................................         837          497       1,518        1,700

Provision for income taxes ...................................         331          204         608          691
                                                                  --------     --------    --------     --------
   NET INCOME ................................................    $    506     $    293    $    910     $  1,009
                                                                  ========     ========    ========     ========

   NET INCOME PER COMMON SHARE:
         BASIC ...............................................    $   0.20     $   0.13    $   0.36     $   0.44
                                                                  ========     ========    ========     ========
         DILUTED .............................................    $   0.20     $   0.12    $   0.36     $   0.42
                                                                  ========     ========    ========     ========

Weighted average number of shares of common stock outstanding:
         Basic ...............................................       2,543        2,320       2,494        2,319
         Diluted .............................................       2,581        2,437       2,548        2,386

(1) See note 5.

See notes to condensed consolidated financial statements.

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)


                                                                 Nine Months Ended
                                                            Oct. 2, 1999   Oct. 3, 1998
                                                            ------------   ------------
OPERATING ACTIVITIES:
   Net income ..............................................    $   910     $ 1,009
   Reconciling items:
         Depreciation and amortization .....................        456         349
         Provision for losses on accounts receivable .......         69          83
         Utilization of net operating loss carryforwards ...        512         544
         Changes in operating assets and liabilities:
               Accounts receivable .........................     (2,335)     (1,910)
               Inventories .................................      1,235      (1,282)
               Prepaid expenses and other ..................       (255)       (153)
               Accounts payable ............................       (157)        751
               Other current liabilities ...................        317         439
                                                                -------     -------
         Net cash used in operating activities .............        752        (170)
                                                                -------     -------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............     (1,303)       (148)
   Purchase of Klouda-Lenz, net of cash acquired ...........     (1,474)         --
                                                                -------     -------
         Net cash used in investing activities .............     (2,777)       (148)
                                                                -------     -------

FINANCING ACTIVITIES:
   Net change in line of credit borrowings .................        (60)         --
   Proceeds from exercise of stock options .................         44           1
   Purchase of treasury stock ..............................       (272)         --
                                                                -------     -------
         Net cash provided by (used in) financing activities       (288)          1
                                                                -------     -------

         Decrease in cash and cash equivalents .............     (2,313)       (317)
   Cash and cash equivalents at beginning of period ........      3,215       2,870
                                                                -------     -------
   Cash and cash equivalents at end of period ..............    $   902     $ 2,553
                                                                =======     =======

Non-cash transaction:
   Issuance of 241,892 shares of common stock in Klouda-Lenz
    acquisition ............................................    $ 1,209     $    --
                                                                =======     =======

See notes to condensed consolidated financial statements.

                                PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 1999


1.          Basis of Financial Statement Presentation

            The condensed consolidated financial statements for the three months and nine months ended October 2, 1999 of PremiumWear, Inc. (the "Company"), formerly known as Munsingwear, Inc., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

            Due to seasonality of the business, results of operations for the nine months ended October 2, 1999 are not necessarily indicative of results for the full year.

            These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1998 Annual Report to Shareholders and its 1998 Form 10-K.


2.          Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                 October 2,   January 2,
            (In thousands)                          1999         1999
            --------------                          ----         ----

            Raw materials .....................    $  197       $  632
            Work in process ...................     1,375        1,432
            Finished goods ....................     6,305        6,973
                                                   ------       ------
                                                   $7,877       $9,037
                                                   ======       ======


   3.       Financing Arrangements

            The Company has a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 3, 2002. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At October 2, 1999, $709,000 was utilized for letters of credit and $5,291,000 was available under the line of credit.

4.          Net Income per Common Share

            Net income per common share was computed as follows:

                                                      Three Months Ended          Nine Months Ended
                                                   October 2,    October 3,    October 2,    October 3,
                                                      1999          1998          1999          1998
                                                      ----          ----          ----          ----
            Basic Earnings Per Share:
               Weighted average number of
                common shares outstanding .....     2,543,000     2,320,000     2,494,000     2,319,000
                  Net income ..................    $  506,000    $  293,000    $  910,000    $1,009,000
                  Net income per common
                   share ......................    $     0.20    $     0.13    $     0.36    $     0.44
                                                   ==========    ==========    ==========    ==========

            Diluted Earnings Per Share:
               Weighted average number of
                common shares outstanding .....     2,543,000     2,320,000     2,494,000     2,319,000
               Common share equivalents from
                assumed exercise of options ...        38,000       117,000        54,000        67,000
                                                   ----------    ----------    ----------    ----------

                  Total shares ................     2,581,000     2,437,000     2,548,000     2,386,000

                  Net income ..................    $  506,000    $  293,000    $  910,000    $1,009,000

                  Net income per common share
                   and common share equivalents    $     0.20    $     0.12    $     0.36    $     0.42
                                                   ==========    ==========    ==========    ==========


5.          Restructuring of Operations

            In recent years the Company has increased its use of full package imports and 807 contractor sewing operations, steadily reducing its level of domestic production. During the first nine months of 1999, offshore production represented approximately 90% of total sourcing versus 67% in all of 1998 and 40% in all of 1997. As a result of this trend and the need to remain competitive, on April 26, 1999, management announced the closing of its North Carolina manufacturing and distribution facilities. During the third quarter manufacturing operations were transferred primarily to offshore contract manufacturers. On November 8, 1999, embroidery and distribution facilities were moved to and operations commenced at a new leased facility in Clarksville, Tennessee. Management estimates that additional start-up expenses of approximately $314,000 will be incurred and recognized during the last quarter of 1999, primarily for training of new employees, management relocation, and equipment and inventory transfers to the new Tennessee location.

            In the first nine months of 1999, the Company recorded a pre-tax charge of $1,300,000 for estimated severance of approximately 220 employees, occupancy, legal, consulting and other expenses related to the North Carolina facilities closing. As of October 2, 1999, 152 employees had been terminated, sewing and cutting manufacturing were shut down, and $535,000 of the estimated expenses had been paid. The remaining $765,000 accrued is included in Other Accruals at October 2, 1999.

            The Company will be donating the closed North Carolina facilities to the City of Fairmont, North Carolina, which intends to use the buildings for various civic and local government activities. The property includes two buildings totaling approximately 139,100 square feet on 20 acres of land.


6.          Reclassifications

            Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


            RESULTS OF OPERATIONS

            NET SALES for the quarter and nine-month periods increased 7% and 5%, respectively. In the quarter, sales increased in all channels of distribution--wholesale distributors, advertising specialty (ASI) dealers, and golf pro shops. Sales of the Company's Page & Tuttle(R) golf line introduced to the golf market in early 1998 and expanded into the ASI market in early 1999 represented 11% of sales through the first nine months of 1999 compared to 4% for the same period last year.

            The backlog of unfilled orders at the end of the third quarter was approximately $3,100,000 compared to $2,900,000 at the same time last year. The increase in order backlog was due primarily to golf pro shop business and the Company's Page & Tuttle(R) line.

            As a result of the Company's purchase of Klouda-Lenz, Inc. at the end of the 1999 first quarter, the Company recognizes COMMISSION income from the representation of outerwear, leather, sweater and headwear apparel lines for third parties.

            GROSS PROFIT increased sharply from 1998 comparable periods. For the quarter gross margin improved to 31% from 24% last year and for the nine-month period to 30% from 24% last year. The increase in both periods was the result of lower unit costs as a result of increased offshore sourcing, improved margins in new product offerings and sales of the new Page & Tuttle(R) line.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSE for the quarter and nine months increased over the same periods last year as a result of volume related expenses such as distribution and commissions expenses. In addition, the Company experienced increased expenses in the quarter as a result of recruiting fees, additional personnel to improve customer service and increased advertising commitments to promote the Company's new Page & Tuttle(R) line. Results for the quarter and nine month periods also include the operations of Klouda-Lenz, Inc.

            OPERATIONS RESTRUCTURING EXPENSE of $86,000 during the quarter related to start-up expenses at the Company's new Tennessee distribution facility. Year-to-date results included an additional $1,300,000 of estimated one-time costs for severance of approximately 220 employees, occupancy, legal, consulting and other expenses related to the closure of the Company's North Carolina manufacturing and distribution facilities. As of the end of the third quarter, 152 employees had been terminated. Severance costs of $358,000 and $177,000 of other costs were paid through the end of the third quarter. The Company's sewing and cutting facilities were shut down during the third quarter and production was transferred to mostly non-domestic locations (See Note 5 to financial statements).

            At the beginning of 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,000,000, which will begin to expire in 2005. Due to the adoption of "Fresh Start Reporting" in 1991, the Company recognizes no benefit from operating loss carryforwards in its PROVISION FOR INCOME TAXES. The benefit is reflected as a direct credit to shareholders' equity, which amount totaled $279,000 and $512,000 in the third quarter and first nine months of 1999, respectively.


            CAPITAL RESOURCES AND LIQUIDITY

            The financial condition of the Company is reflected in the following:

                                                       October 2,  January 2,
            (In thousands)                                1999        1999
            --------------                                ----        ----

            Working capital ........................    $13,819     $14,824
            Current ratio ..........................      3.5:1       4.0:1
            Shareholders' equity ...................    $19,207     $16,803

            As reported in the Condensed Consolidated Statements of Cash Flows, operating activities during the first nine months of 1999 provided $752,000 cash. Inventory decreased $1,235,000 as a result of a reduction in raw materials and work-in-process due to the shutdown of manufacturing operations. In addition to $512,000 of cash provided by the utilization of net operating loss carryforwards, the Company realized other customary non-cash items such as depreciation and amortization. These sources of cash were largely offset by a $2,335,000 increase in receivables due to seasonally low sales in the fourth quarter of 1998. In late March 1999, the Company spent $1,474,000, net of $37,000 cash acquired, to purchase Klouda-Lenz, Inc. Property, plant and equipment purchases were comprised primarily of software upgrades related to the Company's Y2K project, additional embroidery machines, and leasehold improvements and new equipment at the Company's new leased distribution center in Tennessee. In June the Company completed the repurchase of 50,000 shares of its common stock for $272,000 cash.


            LOOKING FORWARD

            Near-term management priorities remain as follows:
                  -     Improved customer service
                  -     Sales growth
                  -     Improved profitability
                  - Efficient and timely start-up of the new distribution center in Tennessee.

            In addition to the $1,386,000 of restructuring expenses already incurred during the first nine months of 1999, management expects to incur additional expenses of approximately $314,000 at the new distribution center location during the last quarter of 1999. These costs will relate primarily to training, relocation costs and asset transfers. Management estimates annual savings of $1,300,000 before tax due to the move of the manufacturing and distribution facility, primarily the result of lower offshore costs vs. US production.

            In addition to restructuring expenses related to the shutdown of its North Carolina facility, the Company will spend approximately $2,500,000 on capital projects in 1999, primarily for outfitting the new distribution center, replacing embroidery equipment and upgrading management information systems. Management believes that the Company's bank line of credit and funds generated from operations will be sufficient to meet operating and capital needs. In addition, management believes other sources of capital are available should the need arise.

            Longer-term management priorities are focused on:
                  -     Strategic alliances with finished goods contractors
                  -     Strategic acquisitions
                  -     Strategic management of brands
                  -     More efficient use of technology
                  -     Increased shareholder value


            YEAR 2000

            The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption in operations.

            Readiness:
            The Company has a Year 2000 Project Team, whose objective is to determine and assess the risks of the Year 2000 issue and plan actions to minimize those risks. The Project Team is comprised of a key member from each of the Company's organizational departments.

            The Project Team identified, inventoried and cataloged information technology (IT) systems and non-IT systems, equipment and processes used by the Company and then researched each one to determine the vulnerability to date-sensitive transactions. This process has been completed. In addition, the Project Team assessed the risk on the Company of any Year 2000 non-compliance by any key customer, which could adversely affect the Company's future revenues, or supplier of goods and services, which could adversely affect the Company's future availability of product for sale. This assessment included questionnaires sent to and other communications with each of the key customers and suppliers.

            The Company uses primarily licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During the second quarter of 1999, the Company upgraded to the current version of this software which provides additional functionality and is certified Y2K compliant. The Company has been successfully processing transactions with year 2000 dates during the third quarter. The Company has upgraded other licensed software products which interface with this central software package to Y2K compliant versions, including primarily warehouse and distribution operations and demand forecasting software. Internally developed systems are limited primarily to management reporting systems and electronic data interface with a few key customers and its sales representative organization.

            Costs:
            Approximately $500,000 of incremental costs have been expended, primarily for outside consulting, programming and training costs in addition to the purchase costs of software upgrades and the installation of new hardware. Through the first nine months of 1999, approximately 90% of the anticipated costs had been incurred. Based on its current assessment, management does not expect any material adverse impact on the Company's financial condition or results of operations as a result of costs associated with Year 2000 compliance, and will follow established Company policy in accounting for such costs as capital or expense.

            Risks:
            The Company is exercising its best efforts to identify and remedy any potential Year 2000 exposures within its control. It has directed significant resources in manpower, services, and equipment to upgrade its internal systems and to identify any potential Year 2000 problems with key suppliers and customers. However, the Company relies heavily on telecommunications and other essential utilities which, to a significant extent, are beyond the immediate control of the Company. Risks range from slight delays and inefficiencies in data processing and business interruptions at small customers and suppliers to, in a worst case scenario, extensive and costly inability to process data, and business interruptions at certain key customers and suppliers, which could result in lost sales and limited product availability, respectively.

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

            Contingency Plans:
            Contingency plans to protect the Company from Year 2000-related interruptions are not final but will likely include, but not be limited to, identification of manual systems required for less critical computerized systems and identification of alternate suppliers and additional customers, where appropriate.

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

            ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                                         MARKET RISK



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

                                PREMIUMWEAR, INC.

                           PART II: OTHER INFORMATION

   Item 5:        Other Information

                  Bank Line of Credit
                  -------------------
                  On July 31, 1999, the Company renewed its bank line of credit with U.S. Bank National Association. The line makes available up to $6,000,000 for borrowings and letters of credit through February 3, 2002.

                  New York Stock Exchange Listing
                  -------------------------------
                  The Company is below the New York Stock Exchange's new listing criteria for total market capitalization and stockholders' equity of at least $50 million. The Company has been notified by the New York Stock Exchange that trading of its common stock will be suspended prior to the opening on December 15, 1999. Management has entered into discussions with Nasdaq to be listed on its National Market System and expects to complete this process by December 15, 1999.


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






                                        PremiumWear, Inc.
                                       -----------------------------------------
                                        (Registrant)






Date:  November 12, 1999                /s/David E. Berg
       ------------------              -----------------------------------------
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