Form 10-K
period 2000-01-01
PREMIUMWEAR INC
filed 2000-03-31
CIK 69067

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

For the fiscal year ended January 1, 2000       Commission File Number 000-28501

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                       Name of each exchange
         Title of each class                            on which registered
---------------------------------------            -----------------------------
Common Stock, $.01 par value                                   Nasdaq
Preferred share purchase rights                                Nasdaq

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at March 24, 2000 was $12,860,669 based upon the closing price of $6.25 per share on that date.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|

         The number of shares of common stock outstanding at March 24, 2000 was 2,563,860.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Documents incorporated in part by reference in Parts I and II of this report: Portions of PremiumWear, Inc. 1999 Annual Report to Shareholders for the fiscal year ended January 1, 2000.

         Documents incorporated in part by reference in Part III of this report:
Portions of definitive proxy statement for the 2000 Annual Meeting of Shareholders.

         This Form 10-K consists of 124 total pages: The exhibit index is on page 19.

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

         The Company then changed its name from Munsingwear, Inc. to PremiumWear, Inc. and entered into a license agreement with Supreme International Corporation for the use of the Munsingwear(R) brand in the sale of knit and woven shirts to the promotional products/advertising specialty channels of distribution which includes advertising specialty incentive customers, specialty distributors and uniform market customers. In 1998, the Company introduced its own Page & Tuttle(R) brand of knit and woven golf shirts and other coordinated golf apparel to the golf pro shop market, and in 1999 introduced the Page & Tuttle(R) brand to the promotional products/advertising specialty markets.

         In early 1999 the Company acquired Klouda-Lenz, Inc., its independent sales representative agency for the promotional products/advertising specialty market. The purchase price was approximately $1.5 million cash and 241,892 newly issued shares of common stock. Klouda-Lenz, Inc. is a wholly-owned subsidiary of the Company.

         The Company's principal executive offices are located at 5500 Feltl Road, Minnetonka, Minnesota 55343-7902, and its telephone number is
         (952) 979-1700. As used in this document, the term "Company" refers to PremiumWear, Inc. and its subsidiaries unless otherwise noted or indicated by the context. At January 1, 2000, the Company's subsidiaries included one idle foreign subsidiary.

B.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in one industry segment, apparel wholesaling. As of January 1, 2000, the Company's foreign operations were not material. Financial information regarding the Company's revenue, operating profit and assets can be found in the Company's audited Financial Statements for the fiscal Year Ended January 1, 2000, included in Exhibit 13 to this Form 10-K.

C.       BUSINESS

         Principal Products:

         The Company sells knit and woven sport shirts under the Munsingwear(R) label to promotional products/advertising specialty markets customers pursuant to a license from Perry Ellis International Corporation (formerly Supreme International Corporation). The Company sells its Page & Tuttle(R) brand of knit golf shirts and coordinated apparel to golf pro shops, resorts and to promotional products/advertising specialty markets customers. Following the early 1999 acquisition of Klouda-Lenz, Inc., the Company receives commission income from representing other companies' products to the promotional products industry.

         Methods of Distribution of Products:

         The Company generally utilizes independent sales representatives to market its products and to solicit orders from customers. All products are distributed to customers through the Company's Tennessee distribution facility.

         Sources and Availability of Raw Materials and Products:

         During the past few years, the Company steadily reduced its use of domestic manufacturing. In 1999, only 7% of total production was made domestically, down from 60% in 1997. The balance was sourced primarily from "full package" manufacturers in the Far East, Central and South America and through 807 programs (assembly only) in Central America. The Company still purchases some fabrics for the 807 production program. These purchases are primarily from one source. There are currently no major shortages in availability of raw materials and alternative sources are available. Following the mid-1999 closure of its North Carolina cutting and sewing facility, the Company transferred its embroidery and distribution operations to a new leased facility in Clarksville, Tennessee.

         Trademarks and Trade Names:

         The Company owns the Page & Tuttle(R) trademark for apparel and is a licensee of the Munsingwear(R) brand under a license agreement entered into in September 1996, which allows the Company to use the Munsingwear(R) name on knit shirts for an initial term of twenty years and on woven shirts for an initial term of five years. For the first five years, knit shirt sales are subject to payment of royalties only after annual sales reach a certain aggregate total, at which time license fees are due on all such sales. After 2001, all knit shirt sales are subject to royalty payments. Management expects to reach the annual sales threshold at which royalties are due in 2001. All sales of woven shirts are subject to royalty payments.

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

         Customers:

         The Company sells to approximately 4,700 customers. In the promotional products/specialty advertising market, the Company sells primarily to wholesale distributors, uniform companies and advertising specialty dealers. Wholesale distributors comprised approximately 56% of the Company's 1999 sales volume and included seven individual distributors who generally are located in key geographic areas of distribution throughout the United States. In 1999, Alpha Shirt Company and Broder Bros. each represented approximately 20% of total Company net sales. No other customer represented more than 10% of total Company sales. While a loss of one of these customers could have a material short-term impact on the Company's business, management believes that alternate customers are available to minimize the long-term impact of any such loss.

         Backlog of Orders:

         The Company's backlog of unfilled orders at January 1, 2000 was approximately $2,900,000 as compared to $2,000,000 a year ago. The unfilled order backlog consists of orders received for subsequent delivery. However, since it includes orders subject to change for color, size, stock adjustments, extension of delivery dates and cancellation, the unfilled order backlog does not necessarily relate directly to future sales.

         Competition:

         The promotional products/advertising specialty marketplace for apparel is increasingly competitive and is characterized by a number of broad-line companies. The principal competitive features are pricing, styling, quality (both in material and production), inventory replenishment programs, brand recognition, and customization services such as embroidery and screen printing. Deflationary pricing practices have been used by the Company and its competitors, primarily as a result of increased offshore sourcing, which has lowered unit production costs industry wide. Many of the Company's competitors have greater financial and other resources than the Company.

         Research and Development:

         The Company is involved in limited experimental research activities related to the development of new fabrics and customization processes. Research and development expenses, other than for product design, are not significant.

         Environmental Considerations:

         The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. In 1999, the Company's capital expenditures for environmental control facilities were not significant, and no significant capital expenditures related to environmental issues are projected in 2000.

         Employees:

         As of January 1, 2000, there were 142 employees, none of whom were represented by a union.

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

Item 2.           Properties

         At January 1, 2000, the Company occupied the following properties:

                                                           Approximate
                                                 Square     Percentage    Lease
Property                                         Footage     Utilized    Expires
--------                                         -------     --------    -------

Minnetonka, MN - Headquarters                     23,000       85          2003

Clarksville, TN - Embroidery production and
distribution center                              100,000       60          2006

Fairmont, NC - Idle cutting and sewing plant,
warehouse and distribution center                139,100       Idle        Owned

         The Fairmont, NC facility was closed in late 1999 and, following an auction of excess equipment in early 2000, was donated to the City of Fairmont, North Carolina.

         At January 1, 2000, no facilities were occupied under capitalized leases.

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

                                                                       Executive
                                                                       Officer
Name and Age                Position                                   Since
------------                --------                                   -----

Thomas D. Gleason (64)      Chairman and director of the Company        1996
                            1995 to present; Chief Executive Officer
                            September 1996 to July 1999; Vice
                            Chairman of Wolverine World Wide, Inc.
                            (footwear manufacturing and marketing),
                            1993 through April 17, 1996; Chief
                            Executive Officer of Wolverine World
                            Wide, Inc. from 1972 to 1993.

David E. Berg (43)          Chief Executive Officer of the Company      1995
                            July 1999 to present; Director May 1999
                            to present; President, August 1997 to
                            present; Chief Operating Officer,
                            December 1996 to July 1999; Executive
                            Vice President, Sales & Marketing May
                            1995 to August 1997; Vice President,
                            General Manager, Special Markets,
                            October 1993 to May 1995; Vice
                            President, National Sales Manager,
                            Retail Division, January 1990 to October
                            1993; Vice President, General Manager,
                            Furnishings Division, February 1989 to
                            January 1980.

James S. Bury (56)          Vice President of Finance, December 1996    1990
                            to present; Vice President and
                            Controller, May 1990 to December 1996;
                            Corporate Controller, August 1989 to May
                            1990; Vice President Finance, Men's
                            Apparel Division, February 1988 to
                            August 1989.

Cynthia L. Boeddeker (42)   Vice President of Operations since March    1996
                            2000; Vice President and General
                            Merchandise Manager, December 1996 to
                            March 2000; Director of Sourcing and
                            Inventory Management, February 1994 to
                            December 1996; Import Manager, March
                            1992 to February 1994; Sourcing
                            Administrator, July 1991 to March 1992.

Timothy C. Klouda  (47)     President, Klouda-Lenz, Inc., a
                            wholly-owned subsidiary of the Company,
                            and director of the Company May 1999 to
                            present; Co-founder in 1986, director
                            and Chief Executive Officer of
                            Klouda-Lenz, Inc., an independent sales
                            representative for the Company acquired
                            by the Company in March 1999.

                               PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

         The information required under this caption in incorporated herein by reference to the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Statistics" contained in the Company's 1999 Annual Report to Shareholders.

Item 6.           Selected Financial Data

         The information required under this caption is incorporated herein by reference to the information set forth under the caption "Five Year Financial Review" contained in the Company's 1999 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this caption is incorporated herein by reference to the information set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1999 Annual Report to Shareholders.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         The information required under this caption is incorporated herein by reference to the information set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" and "Notes to Consolidated Financial Statements - Note 1 - New Accounting Pronouncements" contained in the Company's 1999 Annual Report to Shareholders.

Item 8.           Financial Statements and Supplementary Data

         The information required under this caption is incorporated herein by reference to the information set forth under the captions "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Five Year Financial Review" contained in the Company's 1999 Annual Report to Shareholders.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
         None.

                              PART III


Item 10.          Directors and Executive Officers of the Registrant

         The information required under this caption is incorporated by reference to the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of Registrant's fiscal year ended January 1, 2000.

         Information regarding executive officers is included in Part I of this Report.

Item 11.          Executive Compensation

         The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 1, 2000.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information required under this caption is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended January 1, 2000.

Item 13.          Certain Relationships and Related Transactions

         The information required under this caption is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" of the definitive proxy statement to be filed within 120 days of the Registrant's fiscal year ended January 1, 2000.

                               PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         1. Financial statements, included under the following headings in the 1999 Annual Report to Shareholders, are incorporated by reference in Item 8:

                  - Consolidated Statements of Operations for the three years ended January 1, 2000.

                  - Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999.

                  - Consolidated Statements of Cash Flows for the three years ended January 1, 2000.

                  - Consolidated Statements of Shareholders' Equity for the three years ended January 1, 2000.

                  -        Notes to Consolidated Financial Statements.

                  -        Report of Independent Public Accountants.

         2. Financial Statement Schedules for the three years ended January 1, 2000.

                  - Schedule II - Valuation and Qualifying Accounts, pages 14-16 of this report.

                  - Report of Independent Public Accountants on Schedules, page 17 of this report.

                  - All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

         3.       Exhibits:

                  - Exhibit 2 - Plan of Reorganization, as confirmed October 1, 1991 by the United States Bankruptcy Court. (1)

                  - Exhibit 3 - Restated Certificate of Incorporation and By-Laws, as amended. (1) (2)

                  - Exhibit 4 - Form of Rights Agreement dated as of July 25, 1997, between the Registrant and Norwest Bank Minnesota, N.A.(5)

                  - Exhibit 10 - Material Contracts (Management Contracts or Compensatory Plans or Agreements):

                           (A)      The Registrant's 1991 Stock Plan, as
                                    amended. (7)

                           (B)      The Registrant's 1999 Stock Plan, as
                                    amended. (7)

                           (C) Amended and Restated Change in Control Severance Agreement with Thomas D. Gleason, effective February 23, 2000. (7)

                           (D)      Form of Change in Control Severance
                                    Agreement with David E. Berg, James S. Bury,
                                    Cynthia L. Boeddeker, Timothy C. Klouda and
                                    Dennis G. Lenz, dated as of September 23,
                                    1999. (7)


                  -        Exhibit 10 - Material Contracts (Other):

                           (E) Purchase and Sale Agreement, dated May 22, 1996, between the Registrant and Supreme International Corporation, as amended. (3)

                           (F) License Agreement, dated September 6, 1996, between the Registrant and Supreme International Corporation. (3)

                           (G) Credit and Security Agreement, dated February 4, 1997, between the Registrant and U.S. Bank National Association. (4)

                           (H) Agreement and Plan of Merger, dated March 25, 1999, between the Registrant, Klouda-Lenz, Inc., and the other parties named therein. (6)

                           (I) Third Amendment to the Credit and Security Agreement, dated July 31, 1999, between the Registrant and U.S. Bank National Association. (7)

                  - Exhibit 13 - PremiumWear, Inc. 1999 Annual Report to Shareholders - Such report, except for those portions thereof which are expressly incorporated by reference in this report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing. (7)

                  -        Exhibit 23 - Consent of Independent Public
                           Accountants. (7)

                  -        Exhibit 27 - Financial Data Schedule. (7)
                           ---------------------------------


                           (1) Incorporated herein by reference to Exhibits 2 and 3, respectively, of the Registrant's Annual Report on Form 10-K for the year ended January 4, 1992 (File No. 1-63).
                           (2) Incorporated herein by reference to Form 8-K, dated August 1, 1995 (File No. 1-63).
                           (3)      Incorporated herein by reference to Exhibits
                                    2.1 and 2.2 respectively of the Registrant's
                                    Form 8-K, dated September 12, 1996 (File No.
                                    1-63).
                           (4) Incorporated herein by reference to Exhibits 10(B), (G) and (H) respectively of the Registrant's Annual Report on Form 10-K for the year ended January 4, 1997 (File No. 1-63).
                           (5) Incorporated herein by reference to Exhibit 1 of the Registrants' Registration Statement on Form 8-A filed with the SEC, dated September 22, 1997.
                           (6) Incorporated herein by reference to Exhibits 10 (C), and (G) respectively of the Registrant's Annual Report on Form 10-K for the year ended January 2, 1999 (File No. 1-63).
                           (7)      Filed herewith.

                           ---------------------------------

(b)      REPORTS ON FORM 8-K: None.

(c)      EXHIBITS: Reference is made to Item 14(a) (3).

(d)      SCHEDULES: Reference is made to Item 14 (a) (2).

                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 1, 2000




Column A                    Column B                Column C              Column D         Column E
--------                    --------                --------              --------         --------
                                                   Additions
                                            ------------------------

                            Balance         Charged to
                            Beginning       Costs and     Charged to                        Balance at
Description                 of Year         Expenses      Net Sales       Deductions       End of Year
-----------                 -------         --------      ---------       ----------       -----------
Allowances deducted
from trade receivables
   Allowance for cash
   discounts and other
   customer credits       $   278,000     $   (26,000)    $        --    $   152,000(a)    $   100,000

   Allowance for
   doubtful accounts          400,000         (35,000)             --        138,000(b)        227,000

   Allowance for
   returns                     50,000              --         690,000        690,000(c)         50,000
                          -----------     -----------     -----------    -----------       -----------

                          $   728,000     $   (61,000)    $   690,000    $   980,000       $   377,000
                          ===========     ===========     ===========    ===========       ===========

Reserve for
operations
restructuring             $        --     $ 1,245,000     $        --    $   940,000       $   305,000
                          ===========     ===========     ===========    ===========       ===========



(a)      Discounts allowed and other credits to customers' accounts receivable.
(b)      Uncollectable accounts written off, net of recoveries.
(c)      Returns applied to customers' accounts receivable.

                                                                     SCHEDULE II


                                PREMIUMWEAR, INC.
                        Valuation and Qualifying Accounts
                           Year ended January 2, 1999



Column A                    Column B                Column C              Column D         Column E
--------                    --------                --------              --------         --------
                                                   Additions
                                            ------------------------

                            Balance         Charged to
                            Beginning       Costs and     Charged to                        Balance at
Description                 of Year         Expenses      Net Sales       Deductions       End of Year
-----------                 -------         --------      ---------       ----------       -----------
Allowances deducted
from trade receivables

   Allowance for cash
   discounts and other
   customer credits        $  318,000    $ (116,000)(d)    $   75,000    $   (1,000)(a)    $  278,000

   Allowance for
   doubtful accounts          170,000       262,000                --        32,000(b)        400,000

   Allowance for
   returns                     50,000            --           539,000       539,000(c)         50,000
                           ----------    ----------        ----------    ----------        ----------

                           $  538,000    $  146,000        $  614,000    $  570,000        $  728,000
                           ==========    ==========        ==========    ==========        ==========

Reserve for liabilities
related to sold assets     $  578,000    $ (398,000)(e)    $       --    $  180,000        $       --
                           ==========    ==========        ==========    ==========        ==========



(a)      Discounts allowed and other credits to customers' accounts receivable.
(b)      Uncollectable accounts written off, net of recoveries.
(c)      Returns applied to customers' accounts receivable.
(d) $149,000 charged to cost of goods sold, $265,000 credited to bad debt provision.
(e)      Credited to gain on sale of trademarks.

                                                                     SCHEDULE II


                                                 PREMIUMWEAR, INC.
                                         Valuation and Qualifying Accounts
                                            Year ended January 3, 1998



Column A                    Column B                Column C              Column D         Column E
--------                    --------                --------              --------         --------
                                                   Additions
                                            ------------------------

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II



To PremiumWear, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       /s/Arthur Andersen LLP
                                                       -------------------------
                                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 18, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                        PREMIUMWEAR, INC.
Date:     MARCH 31, 2000                By:      /s/DAVID E. BERG
                                                --------------------------------
                                                 David E. Berg,
                                                 President and
                                                 Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME                       TITLE
----------------------     ------------------------------------------

/s/DAVID E. BERG           President and Chief Executive Officer         March 31, 2000
----------------------     (Principal Executive Officer) and Director
David E. Berg


/s/JAMES S. BURY           V. P. of Finance                              March 31, 2000
----------------------     Principal Accounting Officer
James S. Bury


/s/THOMAS D. GLEASON       Chairman and Director                         March 31, 2000
----------------------
Thomas D. Gleason


/s/C. D. ANDERSON          Director                                      March 31, 2000
----------------------
C. D. Anderson


/s/KEITH A. BENSON         Director                                      March 31, 2000
----------------------
Keith A. Benson


/s/TIMOTHY C. KLOUDA       Director                                      March 31, 2000
----------------------
Timothy C. Klouda


/s/ALAN W. KOSLOFF         Director                                      March 31, 2000
----------------------
Alan W. Kosloff


/s/GERALD E. MAGNUSON      Director                                      March 31, 2000
----------------------
Gerald E. Magnuson


/s/MARK B. VITTERT         Director                                      March 31, 2000
----------------------
Mark B. Vittert

                                  EXHIBIT INDEX



Exhibit    Exhibit                                                      Page
No.                                                                      No.
-------    -----------------------------------------------------    ------------

10(A)      1991 Stock Plan, as amended                                  20-33

10(B)      1999 Stock Plan, as amended                                  34-47

10(C)      Amended and Restated Change in Control Severance             48-57
           Agreement with Thomas D. Gleason, effective
           February 23, 2000.

10(D)      Form of Change in Control Severance Agreement with           58-67
           David E. Berg, James S. Bury, Cynthia L. Boeddeker,
           Timothy C. Klouda and Dennis G. Lenz, dated as of
           September 23, 1999.

10(I)      Third Amendment to Credit and Security Agreement, dated      68-80
           July 31, 1999, between the Registrant and U.S. Bank
           National Association

13         PremuimWear, Inc. 1999 Annual Report to Shareholders         81-121

21         Subsidiaries of the Registrant.                                 122

23         Consent of Independent Public Accountants.                      123

27         Financial Data Schedule.                                        124