Form 10-Q
period 2000-04-01
PREMIUMWEAR INC
filed 2000-05-10
CIK 69067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 1, 2000

                                       or


|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

                   ------------------------------------------

                        COMMISSION FILE NUMBER 000-28501

                                PREMIUMWEAR, INC.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                  41-0429620
   (State of Incorporation)              (I.R.S. Employer Identification No.)

                5500 FELTL ROAD, MINNETONKA, MINNESOTA 55343-7902
               (Address of principal executive office) (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER: 1-800-248-0158 OR (952) 979-1700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

         The number of shares of common stock outstanding at April 28, 2000 was 2,567,485.

                      This Form 10-Q consists of 14 pages.

                                PREMIUMWEAR, INC.


                                      INDEX



                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         April 1, 2000 and January 1, 2000................................     3

         Condensed Consolidated Statements of Operations
         for the Three Months ended April 1, 2000
         and April 3, 1999................................................     4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended April 1, 2000
         and April 3, 1999................................................     5

         Notes to Condensed Consolidated Financial Statements.............     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................     8

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.......    11

PART II: OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.................................    12
         Exhibit 27 - Financial Data Schedule.............................    14

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts unaudited and in thousands, except share data)

                                                                         April 1,      January 1,
                                                                           2000           2000
                                                                           ----           ----
ASSETS
Current assets:
   Cash and cash equivalents .......................................    $      273     $    2,744
   Accounts receivable, less allowances of $381 and $377 ...........         9,300          7,769
   Inventories .....................................................        10,840         10,421
   Deferred taxes ..................................................         1,224          1,224
   Prepaid expenses and other ......................................           929          1,146
                                                                        ----------     ----------
       Total current assets ........................................        22,566         23,304
                                                                        ----------     ----------

Property, plant and equipment, less accumulated
   depreciation and amortization of $1,333 and $1,171 ..............         3,247          3,258
Deferred taxes .....................................................         2,788          2,788
Noncurrent prepaid expenses ........................................           186            176
Goodwill ...........................................................         2,238          2,277
                                                                        ----------     ----------
                                                                        $   31,025     $   31,803
                                                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................    $    4,029     $    6,607
   Accrued payroll and employee benefits ...........................           859          1,323
   Other accruals ..................................................           869            751
                                                                        ----------     ----------
       Total current liabilities ...................................         5,757          8,681
                                                                        ----------     ----------

Postretirement benefits ............................................           657            657
Line of credit borrowings ..........................................         1,283             --
Long-term debt .....................................................           937            937
                                                                        ----------     ----------
       Total long-term liabilities .................................         2,877          1,594
                                                                        ----------     ----------

Shareholders' equity:
   Common stock, $.01 par value:
       2,613,860 and 2,596,610 shares issued .......................            26             26
   Additional paid-in capital ......................................        18,418         18,052
   Treasury stock (50,000 shares at cost) ..........................          (272)          (272)
   Retained earnings ...............................................         4,219          3,722
                                                                        ----------     ----------
       Total shareholders' equity ..................................        22,391         21,528
                                                                        ----------     ----------
                                                                        $   31,025     $   31,803
                                                                        ==========     ==========

See notes to condensed consolidated financial statements.

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts unaudited and in thousands, except per share data)

                                                                             Three Months Ended
                                                                       April 1, 2000    April 3, 1999
                                                                       -------------    -------------
REVENUES:
     Net sales .....................................................    $     13,091     $      8,998
     Commission income .............................................             581               49
                                                                        ------------     ------------
                                                                              13,672            9,047
                                                                        ------------     ------------


EXPENSES:
     Cost of goods sold ............................................           9,015            6,276
     Selling, general and administrative ...........................           3,767            2,318
                                                                        ------------     ------------
                                                                              12,782            8,594
                                                                        ------------     ------------


OPERATING INCOME ...................................................             890              453


Interest income (expense), net .....................................             (57)              39
                                                                        ------------     ------------


Income before income taxes .........................................             833              492

Provision for income taxes .........................................             336              202
                                                                        ------------     ------------
   NET INCOME ......................................................    $        497     $        290
                                                                        ============     ============


   NET INCOME PER COMMON SHARE:
       BASIC .......................................................    $       0.19     $       0.12
       DILUTED .....................................................    $       0.19     $       0.12

Weighted average number of shares of common stock outstanding:
       Basic .......................................................           2,555            2,366
       Diluted, including common stock equivalents .................           2,645            2,453

See notes to condensed consolidated financial statements.

                       PREMIUMWEAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts unaudited and in thousands)

                                                                                  Three Months Ended
                                                                            April 1, 2000    April 3, 1999
                                                                            -------------    -------------
OPERATING ACTIVITIES:
   Net income ...........................................................    $        497     $        290
   Reconciling items:
       Depreciation and amortization ....................................             201              122
       Provision for losses on accounts receivable ......................              23               22
       Utilization of net operating loss carryforwards ..................             284              158
       Changes in operating assets and liabilities, net of effects of acquisition:
           Receivables ..................................................          (1,554)             446
           Inventories ..................................................            (419)          (2,616)
           Prepaid expenses and other ...................................             207               32
           Accounts payable .............................................          (2,578)             170
           Other current liabilities ....................................            (346)            (527)
                                                                             ------------     ------------
       Net cash used in operating activities ............................          (3,685)          (1,903)
                                                                             ------------     ------------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ............................            (307)            (187)
   Purchase of Klouda-Lenz, net of cash acquired ........................              --           (1,474)
   Proceeds from sale of property, plants & equipment ...................             156               --
                                                                             ------------     ------------
       Net cash used in investing activities ............................            (151)          (1,661)
                                                                             ------------     ------------

FINANCING ACTIVITIES:
   Net change in line of credit borrowings ..............................           1,283              605
   Proceeds from exercise of stock options ..............................              82               --
                                                                             ------------     ------------
       Net cash provided by financing activities ........................           1,365              605
                                                                             ------------     ------------
       Decrease in cash and cash equivalents ............................          (2,471)          (2,959)
   Cash and cash equivalents at beginning of period .....................           2,744            3,215
                                                                             ------------     ------------
   Cash and cash equivalents at end of period ...........................    $        273     $        256
                                                                             ============     ============

Non-cash transaction:
   Issuance of 241,892 shares of common stock in Klouda-Lenz
     acquisition ........................................................    $         --     $      1,209
                                                                             ============     ============

See notes to condensed consolidated financial statements.

                               PREMIUMWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 1, 2000


1.       Basis of  Financial Statement Presentation

         The condensed consolidated financial statements for the three months ended April 1, 2000 of PremiumWear, Inc. (the Company), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.

         Due to the seasonality of the business, results of operations for the three months ended April 1, 2000 are not necessarily indicative of results for the full year.

         These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1999 Annual Report to Shareholders and its 1999 Form 10-K.

2.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                      April 1,     January 1,
         (In thousands)                                 2000          2000
         --------------                                 ----          ----

         Raw materials ..........................   $      161     $      141
         Work in process ........................        1,227          1,458
         Finished goods .........................        9,452          8,822
                                                    ----------     ----------
                                                    $   10,840     $   10,421
                                                    ==========     ==========

3.       Financing Arrangements

         The Company has a bank line of credit under which up to $6,000,000 is available for borrowings and letters of credit through February 2002. Borrowings and letters of credit are limited to an aggregate amount equaling approximately 80% of eligible receivables and 50% of eligible finished goods inventories, and essentially all assets except property, plant and equipment are pledged as collateral under the agreement. At April 1, 2000, $4,469,000 was available under the line of credit. Amounts utilized for borrowings and letters of credit were $1,283,000 and $248,000, respectively.

4.       Net Income per Common Share

         Net income per common share was computed as follows:

                                                                           Three Months Ended
                                                                     April 1, 2000   April 3, 1999
                                                                     -------------   -------------
         Basic Earnings Per Share:
           Weighted average number of common shares
              outstanding..........................................     2,555,000       2,366,000

                  Net income.......................................   $   497,000    $    290,000

                  Net income per common share......................   $      0.19    $       0.12
                                                                      ===========    ============

         Diluted Earnings Per Share:
           Weighted average number of common shares
              outstanding..........................................     2,555,000       2,366,000
           Common share equivalents from assumed exercise
              of options...........................................        90,000          87,000
                                                                      -----------    ------------
                  Total shares.....................................     2,645,000       2,453,000

                  Net income.......................................   $   497,000    $    290,000

                  Net income per common share and common
                    share equivalents..............................   $      0.19    $       0.12
                                                                      ===========    ============

5.       Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS - FIRST QUARTER

         REVENUES increased 51% vs. the first quarter of 1999 due to a strong increase in orders for Munsingwear(R) corporate apparel for the promotional products/advertising specialty industry (PPAI/ASI). The Company also benefited from a full quarter of commission revenue from Klouda-Lenz, Inc., which was acquired near the end of last year's first quarter.

         Order backlog totaled $2,918,000 vs. $3,000,000 at the same time last year. The change includes a slight decrease in Munsingwear(R) open orders offset by an increase in Page & Tuttle(R) orders.

         GROSS MARGIN in the quarter was 34.1% vs. 30.6% in the first quarter last year. The improvement was primarily due to the completion of the Company's move to 100% offshore sourcing which lowered unit production costs, an increase in sales to the higher margin advertising specialty industry and commission income which has little related cost of goods sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE in the quarter increased to 27.6% of total revenues in 2000 from 25.6% in the first quarter 1999. This increase was due to a full quarter of commission expense related to Klouda-Lenz, Inc. activity, and to certain short term operating cost inefficiencies in the first months of operating the Company's new distribution center which was opened in late 1999.

         NET INTEREST EXPENSE during the quarter was $57,000 compared with NET INTEREST INCOME of $39,000 in the prior year, when the Company had excess funds during most of the quarter preceding the purchase of Klouda-Lenz, Inc.

         At the beginning of 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18,000,000, which will begin to expire in 2005. Due to the adoption of "Fresh Start Reporting" in 1991, the Company recognized no benefit from operating loss carryforwards in its PROVISION FOR INCOME TAXES but rather reflected such benefit as a direct credit to shareholders' equity, which amount totaled $284,000 in the first quarter of 2000.

         CAPITAL RESOURCES AND LIQUIDITY

         The financial condition of the Company is reflected in the following:

                                                      April 1,       January 1,
         (In thousands)                                 2000            2000
         --------------                                 ----            ----

         Working capital ........................   $    16,809     $   14,623
         Current ratio ..........................         3.9:1          2.7:1
         Shareholders' equity ...................   $    22,391     $   21,528

         As reported in the Condensed Consolidated Statements of Cash Flows, operating activities during the first three months of 2000 consumed $3,685,000 of cash, primarily the result of a $2,578,000 reduction in payables associated with December 1999 inventory receipts; accompanied by a $1,554,000 increase in receivables due to the first quarter sales increase.

         LOOKING FORWARD

         Management's strategic plans emphasize continued development of the PPAI/ASI channel of distribution, supported by improved customer service, and increased efficiencies at the Company's new distribution center, which opened in November 1999. The Company seeks to profitably broaden its spectrum of product offerings to the PPAI/ASI market, as evidenced by agreements signed in the first quarter of 2000 to represent CROAKIES(R) and Softspikes(R) accessories. In addition, the Company is seeking continuous improvement in quick response to these markets, by developing and implementing certain customer service initiatives, upgrading its website, and streamlining distribution center operations.

         Management plans capital spending of approximately $1,500,000 in 2000, primarily for upgrading its website and continued investment in distribution center processes and equipment. Management believes the Company's bank line of credit and funds generated from operations will be sufficient to meet operating and capital spending needs. In addition, management believes other sources of capital are available, if necessary.

         Long-term management priorities remain focused on building strategic alliances to increase the Company's product offerings, and utilizing information technology to improve the Company's service levels to its customers.

         CAUTIONARY STATEMENT

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in Form 10-Q of which this is a part, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement:
         (i) competitive conditions that currently exist, including the entry into the market by a number of competitors with significantly greater financial resources than the Company, are expected to continue, placing pressure on selling prices which could adversely impact sales and gross margins; (ii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections;
         (iii) the Company is a licensee of the Munsingwear(R) brand and maintaining a cooperative working relationship with the licensor is important for continued successful development of the PPAI/ASI business; (iv) as a licensee, the Company is dependent on the licensor to adequately promote and properly distribute the brand and defend it from trademark infringement. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         The Company follows certain practices to manage market risk. Contracts for the purchase of goods from Far East suppliers are negotiated in U.S. dollars, which tends to minimize the potential for short-term loss due to adverse changes in foreign currency exchange rates. The Company invests excess funds in U.S. government securities with maturities of 30 days or less, minimizing the effect of short-term interest rate changes on investments. The Company's products are made chiefly of cotton, the price of which is affected by worldwide commodity futures markets. The Company negotiates fabric purchases for twelve-month intervals, which minimizes the effect of short-term fluctuations in the price of cotton.

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





                                            PremiumWear, Inc.
                                           -------------------------------------
                                            (Registrant)






Date:   May 10, 2000                        /s/ David E. Berg
       ---------------                     -------------------------------------
                                            David E. Berg
                                            President & CEO






                                            /s/ James S. Bury
                                           -------------------------------------
                                            James S. Bury
                                            Vice President of Finance
                                            Principal Accounting Officer